Form 10-Q
period 2009-09-30
PIMI AGRO CLEANTECH, INC.
filed 2009-11-16
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-158986

PIMI AGRO CLEANTECH, INC.
(Exact name of registrant as specified in its charter )

Delaware	26-4684680
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

269 South Beverly Drive suite 1091
Beverly Hills California 90212 USA
 (Address of principal executive offices)

(310) 203-8278
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐                Accelerated filer ☐              Non-accelerated filer ☐          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

The number of shares of common stock outstanding as of November 11, 2009 was 6,555,747.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Financial Statements
as of September 30, 2009 (Unaudited)

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Financial Statements
as of September 30, 2009 (Unaudited)
Table of Contents
Page
Condensed Consolidated Financial Statements
Balance Sheets	2
Statements of Operations	3
Statements of Changes in Shareholders’ Equity (Deficit)	4 – 7
Statements of Cash Flows	8
Notes to the Consolidated Financial Statements	9 – 17

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
	US dollars
	September 30,	December 31,
	2009	2008(*)
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	15,364	277,410
Accounts receivable	30,450	13,240
Other current assets	35,584	46,602
Total current assets	81,398	337,252

Property and Equipment, Net	26,353	18,280

Funds in Respect of Employee Rights Upon Retirement	37,158	28,837

Total assets	144,909	384,369

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable:
Trade	62,210	30,906
Other	273,613	170,017

Total current liabilities	335,823	200,923

Liability for employee rights upon retirement	45,680	37,261

Shareholders’ Equity (Deficit)
Common stocks of US$ 0.01 par value ("Common stocks"):
30,000,000 shares authorized as of September 30, 2009 and December 31, 2008; issued and outstanding 6,438,517 shares and 6,031,658 shares as of September 30, 2009 and December 31, 2008, respectively	64,385	60,316
Additional paid in capital	2,599,168	2,114,872
Accumulated other comprehensive loss	(41,941)	(29,856)
Deficit accumulated during the development stage	(2,858,206)	(1,999,147)

Total shareholders' equity (deficit)	(236,594)	146,185

Total liabilities and shareholders’ equity (deficit)	144,909	384,369

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	US dollars
	Nine month period ended September 30,		Three month period ended September 30,		Cumulative period from January 14, 2004 (date of inception) until September 30,
	2009(*)	2008(*)	2009	2008(*)	2009(*)
	(unaudited)		(unaudited)		(unaudited)
Revenues from sales of products	73,925	71,357	39,699	68,070	247,211
Research and development expenses	(589,279)	(297,679)	(217,565)	(150,593)	(2,110,851)
General and administrative expenses	(333,075)	(105,336)	(254,359)	(42,574)	(876,596)

Operating loss	(848,429)	(331,658)	(432,225)	(125,097)	(2,740,236)
Financing expenses, net	(10,630)	(8,655)	(4,004)	(4,589)	(37,636)

Loss from continuing operation	(859,059)	(340,313)	(436,229)	(129,686)	(2,777,872)
Loss from discontinued operation	-	-	-	-	(80,334)

Net loss for the period	(859,059)	(340,313)	(436,229)	(129,686)	(2,858,206)

Net loss per share (Basic and diluted)	(0.14)	(0.07)	(0.07)	(0.03)

Number of shares	6,245,055	4,835,777	6,245,055	4,835,777

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying capital notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*)

	US Dollars (except for share data)
	Common stock			Accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	Total shareholders equity (deficit)

January 14, 2004 (date of inception)	-	-	-	-	-	-	-
120,000 common stock issued for cash of US$ 0.002 per share	120,000	1,200	(932)	-	-	-	268

Balance as of December 31, 2004	120,000	1,200	(932)	-	-	-	268

Loss for the year	-	-	-	-	-	(223,285)	(223,285)
Gain on translation of subsidiary functional currency to the reporting currency	-	-	-	5,989	-	-	5,989

Total comprehensive loss							(217,296)
Receipts on account of shares	-	-	-	-	100,000	-	100,000

Balance as of December 31, 2005	120,000	1,200	(932)	5,989	100,000	(223,285)	(117,028)

Loss for the year	-	-	-	-	-	(831,415)	(831,415)
Loss on translation of subsidiary functional currency to the reporting currency	-	-	-	(12,748)	-	-	(12,748)

Total comprehensive loss							(844,163)

Issuance of 25,200 common stock for cash of US$ 7.50 per share on January 2, 2006	25,200	252	188,748	-	(100,000)	-	89,000
Issuance of 24,000 common stock for cash of US$ 7.56 per share on July 19, 2006	24,000	240	181,293	-	-	-	181,533
Issuance of 72,000 common stock for cash of US$ 7.53 per share on December 28, 2006	72,000	720	541,600	-	-	-	542,320
Issuance of 1,688 common stock for cash of US$ 8.33 per share on December 28, 2006	1,688	17	14,043	-	-	-	14,060
Receipts on account of shares	-	-	-	-	33,644	-	33,644

Balance as of December 31, 2006	242,888	2,429	924,752	(6,759)	33,644	(1,054,700)	(100,634)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying capital notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except for share data)
	Common stock			Accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	Total shareholders equity (deficit)

Loss for the year	-	-	-	-	-	(341,453)	(341,453)
Loss on translation of subsidiary functional currency to the reporting currency	-	-	-	(23,206)	-	-	(23,206)

Total comprehensive loss							(364,659)

Issuance of 8,708 common stock for cash of US$ 2.37 per share, 30,006 common stock for cash of US$ 3.28 per share, 7,754 common stock for cash of US$ 0.0025 per share and 591 common stock for cash of US$ 3.45 per share in April 2007	47,059	471	119,375	-	(33,644)	-	86,202
Issuance of 6,937 common stock for cash of US$ 4.10 per share in June 2007	6,937	69	28,339	-	-	-	28,408
Issuance of 747,390 common stock for cash of US$ 0.078 per share in July 2007	747,390	7,474	51,061	-	-	-	58,535
Issuance of 996,520 common stock for cash of US$ 0.024 per share in August 2007	996,520	9,965	14,007	-	-	-	23,972
Issuance of 996,520 common stock for cash of US$ 0.024 per share in November 2007	996,520	9,965	15,212	-	-	-	25,177
Issuance of 996,520 common stock for cash of US$ 0.0026 per share in December 2007	996,520	9,965	(7,405)	-	-	-	2,560
Receipts on account of shares	-	-	-	-	100,000	-	100,000
Balance as of December 31, 2007	4,033,834	40,338	1,145,341	(29,965)	100,000	(1,396,153)	(140,439)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying capital notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except for share data)
	Common stock			Accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	Total shareholders equity (deficit)

Loss for the year	-	-	-	-	-	(602,994)	(602,994)
Gain on translation of subsidiary functional currency to the reporting currency	-	-	-	109	-	-	109

Total comprehensive loss							(602,885)

Issuance of 716,589 common stock for cash of US$ 0.041 per share in February 2008	716,589	7,166	22,370	-	-	-	29,536
Issuance of 235,334 common stock for cash of US$ 0.72 per share in February 2008	235,334	2,353	166,600	-	(100,000)	-	68,953
Issuance of 291,515 common stock for cash of US$ 0.69 per share in June 2008	291,515	2,915	197,085	-	-	-	200,000
Issuance of 310,382 common stock for cash of US$ 0.71 per share in September 2008	310,382	3,104	216,161	-	-	-	219,265
Issuance of 444,004 common stock for cash of US$ 0.74 per share in November 2008	444,004	4,440	323,548	-	-	-	327,988
Stock based compensation	-	-	43,767	-	-	-	43,767
Balance as of December 31, 2008	6,031,658	60,316	2,114,872	(29,856)	-	(1,999,147)	146,185

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying capital notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except for share data)
	Common stock			Accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	Total shareholders equity (deficit)
Loss for the period	-	-	-	-	-	(859,059)	(859,059)
Loss on translation of subsidiary functional currency to the reporting currency	-	-	-	(12,085)	-	-	(12,085)
							________
Total comprehensive loss							(871,144)
							------------
Issuance of 26,399 common stock for cash of US$ 1.33 per share in January 2009	26,399	264	34,721	-	-	-	34,985
Issuance of 3,773 common stock for cash of US$ 1.33 per share in March 2009	3,373	34	24,966	-	-	-	25,000
Issuance of 205,345 common stock for cash of US$ 0.73 per share in March 2009	201,972	2,020	122,980	-	-	-	125,000
Issuance of 45,328 common stock for cash of US$ 1.32 per share in March 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 4,459 common stock for cash of US$ 1.32 per share in April 2009	4,459	45	5,516	-	-	-	5,561
Issuance of 45,328 common stock for cash of US$ 1.32 per share in June 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 40,000 common stock for cash of US$ 1.35 per share in June 2009	40,000	400	53,600	-	-	-	54,000
Issuance of 27,000 common stock for cash of US$ 1.35 per share in August 2009	20,000	200	26,800	-	-	-	27,000
Issuance of 27,000 common stock for cash of US$ 1.35 per share in September 2009	20,000	200	26,800	-	-	-	27,000
Stock based compensation	-	-	69,819	-	-	-	69,819
Balance as of September 30, 2009 (unaudited)	6,438,517	64,385	2,599,168	(41,941)	-	(2,858,206)	(236,594)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying capital notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Nine month period ended September 30,		Cumulative period from January 14, 2004 (date of inception) until September 30,
	2009(*)	2008(*)	2009(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net loss for the period	(859,059)	(340,313)	(2,858,206)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	6,046	5,374	22,095
Increase in accrued severance pay	7,538	15,297	43,073
Stock based compensation	69,819	-	113,586
Interest from shareholders loans	-	-	(2,409)
Changes in assets and liabilities:
Increase in accounts receivable	(16,104)	(11,732)	(28,606)
Decrease (increase) in other current assets	10,919	(9,464)	(131,520)
Increase in accounts payable – trade	29,217	18,721	56,835
Increase (decrease) in accounts payable – other	95,938	(74,668)	237,838

Net cash used in operating activities generated from continuing operations	(655,686)	(396,785)	(2,547,314)
Net cash provided by operating activities generated from discontinued operations	-	-	80,334
Net cash used in operating activities	(655,686)	(396,785)	(2,466,980)

Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(7,539)	(6,163)	(34,143)
Purchase of property and equipment	(13,467)	(8,013)	(45,183)
Net cash used in investment activities	(21,006)	(14,176)	(79,326)

Cash flows from financing activities
Credit from banking institutions	-	-	(21)
Issuance of common stock	418,546	533,622	2,121,848
Payment on account of shares	-	-	233,644
Loans from shareholders	-	-	194,083

Net cash provided by financing activities	418,546	533,622	2,549,554

Effect of exchange rate changes on cash and cash equivalents	(3,900)	(4,765)	12,116

Increase (decrease) in cash and cash equivalents	(262,046)	117,896	15,364
Cash and cash equivalents at beginning of the period	277,410	35,055	-

Cash and cash equivalents at end of the period	15,364	152,951	15,364

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying capital notes are an integral part of the consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as at September 30, 2009 and for the nine and
three months ended September 30, 2009 and 2008 is unaudited)

NOTE 1- GENERAL

A.
Pimi Agro Cleantech, Inc. (the "Company") was incorporated on April 1, 2009, under the laws of the State of Delaware.  On April 27, 2009, the Company acquired from its shareholders all of the issued and outstanding shares of Pimi Agro Cleantech Ltd. (hereinafter: "Pimi Israel") including preferred and ordinary shares.  As a consideration for the transaction, the Company issued its shareholders an equal number of its common stock (6,313,589 shares). As a result of the acquisition, Pimi Israel became a wholly-owned subsidiary of the Company.  The transaction involved companies under common control, and accordingly the acquisition has been accounted for at historical cost in a manner similar to a pooling of interests.  On this basis, the stockholders’ equity has been retroactively restated to reflect the equivalent number of shares of common stock of the Company issued for the acquisition of Pimi Israel as if such shares were issued at the dates they were issued by Pimi Israel to its shareholders on the basis of 1 Common Stock for each 1 preferred share or 1 ordinary share of Pimi Israel. The historical financial statements prior to April 27, 2009 reflect the activities of Pimi Israel.

Pimi Israel was incorporated in 2004 and commenced its operations in 2005. Pimi Israel develops, produces and markets products for improving the quality and extending the shelf-life of fruits and vegetables. Since its inception, Pimi Israel has devoted substantially all of its efforts to business planning, research and development and raising capital, and has not yet generated significant revenues.  Accordingly, Pimi Israel and the Company are considered to be in the development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises" (ASC Topic 915, "Development Stage Entities").

B.	In September 2009, the Company completed registration of part of its shares with the US Securities and Exchange Commission (SEC) on Form S-1 under the Securities Act of 1933.

C.
The development and commercialization of Pimi Israel's product will require substantial expenditures.  Pimi Israel has not yet generated sufficient revenues from its operations to fund its activities, and is therefore dependent upon external sources for financing its operations. There can be no assurance that Pimi Israel will succeed in obtaining the necessary financing to continue its operations. Since inception until September 30, 2009, the Company (due to the transaction described in A. above) has suffered accumulated losses in an amount of US$ 2,858,206 and has a negative operating cash flow of US$ 2,466,980.  These factors raise substantial doubt about Pimi Israel's ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D.
Risk factors

The Company and Pimi Israel (the "Group") have a limited operating history and faces a number of risks, including uncertainties regarding finalization of the development process, demand and market acceptance of the Group's products, the effects of technological change, competition and the development of other new products.  Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group's future results.

In addition, the Group expects to continue incurring significant operating costs and losses in connection with the development of its products and increased marketing efforts.

As mentioned above, the Group has not yet generated significant revenues from its operations to fund its activities, and therefore the continuance of its activities as a going concern depends on the receipt of additional funding from its shareholders and investors.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Information as at September 30, 2009 and for the nine and
three months ended September 30, 2009 and 2008 is unaudited)

NOTE 1- GENERAL (cont.)

E.
Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES

A.
Basis of presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2009 and the results of its operations for the nine and three month periods then ended and cash flows for the nine month period then ended.

Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the nine and three month periods ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009.

The consolidated balance sheet as of December 31, 2008 was derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s registration statement on Form S-1 which included the annual report for the year ended December 31, 2008.

B.	Recently issued accounting pronouncements

1.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “ASC”), a replacement of FASB Statement No. 162. This Statement replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASU's). SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Concurrently with the issuance of SFAS 168, the FASB issued ASU 2009-01, an amendments based on SFAS No. 168 in order to codify SFAS No. 168 within ASC Topic 105. This ASU includes SFAS No. 168 in its entirety, including the instructions contained in Appendix B of the statement.  The guidance in ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Applying the guidance in ASC Topic 105 did not impact the Company’s financial condition and results of operations. The Company has revised its references to pre-Codification GAAP in its financial statements for the nine and three month periods ended September 30, 2009.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Information as at September 30, 2009 and for the nine and
three months ended September 30, 2009 and 2008 is unaudited)

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES (cont.)

B.	Recently issued accounting pronouncements (cont.)

2.
In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (ASC Topic 805, “Business Combinations”).  This Statement will replace SFAS 141, “Business Combinations”. ASC Topic 805 retains the fundamental requirements of SFAS 141 with respect to the implementation of the acquisition method of accounting (“the purchase method”) for all business combinations and for the identification of the acquirer for each business combination.  This Statement also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, how the acquirer recognizes and measures the goodwill acquired in a business combination and the disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance in ASC Topic 805 applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008 (January 1, 2009 for the Group).  Early adoption of ASC Topic 805 was prohibited.  The adoption did not have a material impact on the financial position and results of operations of the Company.

3.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (ASC Topic 810, “Consolidation”). This Statement amends ARB 51 and establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC Topic 810 is effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Group).  Early adoption of ASC Topic 810 was prohibited.  The adoption did not have a material impact on the financial position and results of operations of the Company.

4.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855, “Subsequent Events”), which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

5.
The Company adopted the disclosure requirements of the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC Topic 825, “Financial Instruments”).

ASC Topic 825 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  ASC Topic 825 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted.

The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3- LINE OF CREDIT

As of September 30, 2009, the Company has an unutilized credit line of NIS 150,000 (US$ 39,915), with an Israeli Bank

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Information as at September 30, 2009 and for the nine and
three months ended September 30, 2009 and 2008 is unaudited)

NOTE 4 - SHARE CAPITAL

A.
Stock-option plan of Pimi Israel

In January 2008, Pimi Israel’s Board of Directors ("Pimi Israel's Board") approved a stock option plan for the grant, without consideration ("Pimi Israel's plan"), of up to 623,547 options ("Pimi Israel's Options"), exercisable into 623,548 ordinary shares of NIS 0.01 par value of Pimi Israel to employees officers and directors of Pimi Israel.  The exercise price and vesting period for each grantee of Options will be determined by Pimi Israel's Board and specified in such grantee's option agreement.  The options will vest over a period of 1-16 quarters based on each grantee's option agreements.  Any option not exercised within 10 years after the date of grant thereof expires.

On the April 27, 2009, following the acquisition of Pimi Israel, the Company adopted the 2009 Share Incentive Plan (the "2009 Share Incentive Plan"), pursuant to which the Company's Board of Directors is authorized to grant up to 3,000,000 options, exercisable into 3,000,000 shares of the Company.  The purpose of the 2009 Share Incentive Plan is to offer an incentive to employees, directors, officers, consultants, advisors, suppliers and any other person or entity whose services are considered valuable to the Company, as well as to replace the Pimi Israel Plan.

Upon the adoption of the 2009 Share Incentive Plan, all options granted under the Pimi Israel Plan were replaced by options subject to the 2009 Share Incentive Plan on a 1 for 1 basis (561,191 options were replaced).

As of September 30, 2009, 467,658 options out of Pimi Israel's plan have been granted to employees and 124,709 options to non-employees.  As stated above, all such options were replaced to options of the Company and are subject to the 2009 Share Incentive Plan.  (See D. and E. below).

The non-cash compensation relating to options granted to employees and directors was US$ 42,385 and US$ 19,022 during the nine and three month periods ended September 30, 2009 of which US$ 31,168 and US$ 12,994 was charged to research and development expenses and US$ 11,217 and US$ 6,028 was charged to general and administrative expenses, respectively.

The remaining amount of approximately US$ 41,879 as of September 30, 2009, will be charged to the statements of operations in future periods over the vesting period (13 quarters).

The fair value of options granted under the plan was estimated at the date of grant using the Black-Scholes option pricing model.  The following are the data and assumptions used:

Dividend yield (%)	0
Expected volatility (%) (*)	50
Risk free interest rate (%) (**)	3
Expected term of options (years) (***)	5-7
Exercise price (US dollars)	$0.01/0.72/1.37
Share price (US dollars)	$0.2/0.72/1.37
Fair value (US dollars)	$0.19-0.7

(*)
Due to the fact that the Company was a nonpublic entity, the expected volatility was based on the historic volatility of public companies which operate in the same industry sector (agricultural chemical industry).

(**)	The risk free interest rate represents the risk free rate of US$ zero – coupon US Government Bonds.

(***)	Due to the fact that the Company does not have historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Information as at September 30, 2009 and for the nine and
three months ended September 30, 2009 and 2008 is unaudited)

NOTE 4- SHARE CAPITAL (cont.)

A.	Stock-option plan of Pimi Israel (cont.) The following table presents a summary of the status of the grants to employees and directors as of September 30, 2009:

	Number	Weighted average exercise price
Nine month period ended September 30, (unaudited)	2 0 0 9

Balance outstanding at beginning of the period	436,482	0.33
Granted	31,176	1.37
Exercised	-	-
Forfeited	-	-

Balance outstanding at end of the period	467,658	0.40

Balance exercisable at the end of the period	179,267	0.19

The aggregate intrinsic value of the balances outstanding and exercisable as of September 30, 2009 is US$ 444,276.  This amount represents the total intrinsic value, based on Pimi Israel's stock price of US$ 1.35 as of September 30, 2009, less the weighted exercise price.  This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The following table summarizes information about options outstanding at September 30, 2009:

Range of exercise prices	Outstanding at September 30,	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at September 30,	Weighted average exercise price
US$	2009	years		2009

0.01	311,773	8.16	0.01	136,400	0.01
0.72	124,709	9.17	0.72	38,970	0.72
1.37	31,176	9.75	1.37	3,897	1.37

	467,658			179,267

B.	Investor's Options of Pimi Israel

1.
Exercise of Existing Option in Pimi Israel

During 2008, Pimi Israel issued 239,193 options with an average exercise price of US$ 0.695 per option to several investors, exercisable until June 2009 and issued 769,526 options with an average exercise price of US$ 0.695 per option to several investors, exercisable until the end of February 2009.

During the months of January and February 2009, 201,972 options exercisable until February 2009 were exercised into 201,972 Pimi Israel common shares for a total amount of US$145,000 at an average price of US$0.721 per share.  All such shares were replaced during the acquisition of Pimi Israel by the Company with shares of the Company and the remaining 567,554 options exercisable until February 2009 expired.  The 239,193 options exercisable until June 2009 were replaced with 239,193 options exercisable into shares of the Company at the same exercise price and contractual life.  Until June 30, 2009, the options were not exercised and therefore expired.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Information as at September 30, 2009 and for the nine and
three months ended September 30, 2009 and 2008 is unaudited)

NOTE 4- SHARE CAPITAL (cont.)

B.	Investor's Options of Pimi Israel (cont.)

2.
Investments in Shares of Pimi Israel

On January 20, 2009 an investment agreement was entered into between Pimi Israel and Earthbound LLC a Limited Liability Company registered in Delaware ("EB"). It was agreed that EB will invest the total sum of US$300,000.  The investment will be paid to Pimi Israel in tranches as follows: first tranche of US$60,000 was paid on March 15, 2009.  The second tranche of US$60,000 was paid on June 15, 2009.  The balance of US$180,000 will be paid in two installments as follows: US$90,000 on September 15, 2009 (on October 19, 2009, EB paid only US$60,000 and accordingly received the proportionate amount of allocated shares pro rata.  EB are not expected to transfer the remaining US$30,000 and will not therefore receive allotted shares accordingly.  See also Note 8A) and US$90,000 on January 15, 2010. EB will receive the allocated shares pro rata to the investment against each installment of the investment.  As of September 30, 2009, EB has invested the total sum of US$120,000 and received 90,656 common-stock shares of the Company.

On May 3, 2009, the Company issued to EB a warrant for the purchase of 145,985 Common Stock shares at the price of US$1.37 per share to be exercised until June 15, 2009.  On June 7, 2009, this date was extended to July 31, 2009 and was again extended to August 30, 2009.  The option was not exercised and therefore became invalid.

C.
In December 2008, a member of the Advisory Board received options under the Plan as part of the compensation for his services.  Pimi Israel has granted the advisor a total amount of 31,177 options to be vested over a period of 8 quarters, each quarter 3,897 shares, provided the advisor will provide Pimi Israel consulting services for a period of 2 years.  The exercise price shall be $0.72 per share.

The non-cash compensation relating to options granted to the consultant was US$ 11,120, and US$ 3,590 during the nine and three month periods ended September 30, 2009, respectively.

As of September 30, 2009, the fair value of the options that are subject to future consulting services is US$ 16,380.

D.
In December 2008, a member of the Advisory Board received options under the Plan as part of the compensation for his services.  Pimi Israel has granted the advisor a total amount of 93,532 options to be vested over a period of 16 quarters, each quarter 5,846 options for shares, provided the advisor will provide Pimi Israel consulting services for a period of 4 years.  The exercise price shall be $0.72 per share.

The non-cash compensation relating to options granted to consultants was US$ 16,314, and US$ 5,108 during the nine and three month periods ended September 30, 2009, respectively.

As of September 30, 2009, the fair value of the options that are subject to future consulting services is US$ 64,701.

E.	See Note 1B.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Information as at September 30, 2009 and for the nine and
three months ended September 30, 2009 and 2008 is unaudited)

NOTE 5 -COMMITMENTS

A.
Joint venture Agreement with Vegisafe

In January 2009, Pimi Israel entered in a Joint Venture Agreement ("JV") with Vegisafe LLC ("Vegisafe") a Limited Liability Company registered in the US, and part of a group of companies engaged in consulting to mass-market retailers and major supermarket chains in North America. The JV will market, sell and distribute Pimi Israel's Product and Technology throughout the USA on an exclusive basis, and throughout Canada and Mexico on a non-exclusive basis. Vegisafe shall seek Retailers and/or major Distributors in the US, who will recommend to its producer and/or suppliers to produce and supply the Isopropyl (N-3 – Chlorophenyl) carbamate (CIPC) free potatoes or CIPC free potato products.  The exclusivity of the JV will be subject to fulfillment of certain milestones of annual sales. Pimi Israel shall have 70% of the rights in the JV and Vegisafe will have 30% of the rights.

Vegisafe will invest in the JV an aggregate amount of US$250,000 which will be used to cover expenses reflected in a budget prepared for the JV and approved by Vegisafe and Pimi Israel.  Any additional investment in excess of the US$250,000 shall be contributed by the parties to the JV upon the mutual consent of the parties taking into account the JV's business and needs and will be transferred to the Joint Venture as follows:  70% by Pimi Israel and 30% by Vegisafe.

B.
Agreement with Omex

In January 2009, Pimi Israel and Omex Agriculture Ltd. ("Omex"), a company which is active in supplying agricultural supplies to farmers in the UK, entered into an Exclusive Distribution Agreement, until December 31, 2012.  Under this agreement, Omex undertook to market, sell, distribute and install systems and equipment required for the application of Pimi Israel's Product in the UK.  In case Omex does not achieve minimum sales targets, then it might lose its Exclusive distribution or even lose the rights for distribution in the UK.

NOTE 6- LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period.

The net loss and the weighted average number of shares used in computing basic loss per share for the nine and three month periods ended September 30, 2009 and 2008 are as follows:

	US dollars
	Nine month period ended September 30,		Three month period ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net loss used for the computation of basic loss per share generated from continuing operation	(637,288)	(340,313)	(214,399)	(129,686)

	Number of shares
	Nine month period ended September 30,		Three month period ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Weighted average number of shares used in the computation of basic earnings per share	6,245,055	4,835,777	6,245,055	4,835,777

(*)	The effect of the inclusion of options for the nine and three month periods ended September 30, 2009 and 2008 is anti-dilutive.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Information as at September 30, 2009 and for the nine and
three months ended September 30, 2009 and 2008 is unaudited)

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective May 1, 2009, the Company adopted ASC Topic 825, "Financial Instruments".  This requires disclosures about the fair value of all financial instruments for interim reporting periods.

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, other current assets and accounts payable.  The estimated fair value of these financial instruments approximates their carrying value.

NOTE 8 - SUBSEQUENT EVENTS

A.
On October 15, 2009, the Company issued 45,330 shares of common stock US$0.01 par value to Earthbound LLC under the Term Sheet dated January 20, 2009. Such shares were issued in consideration for payment of US$60,000 (US$1.35 per Common Stock share) which was received by the Company.

B.
On October 15, 2009, the Company issued 7,500 shares of Commons stock US$0.01 par value to Mr. Miron Gross, an Israeli citizen, under Regulation S pursuant to a Stock Purchase Agreement dated October 12, 2009.  Such shares were issued in consideration for payment of US$10,125 (US$1.35 per Common Stock share) which was received by the Company.

C.
On October 15, 2009, the Company issued 7,500 shares of Commons stock US$0.01 par value to Mr. Boaz Navott, an Israeli citizen, under Regulation S pursuant to a Stock Purchase Agreement dated October 12, 2009.  Such shares were issued in consideration for payment of US$10,125 (US$1.35 per Common Stock share) which was received by the Company.

D.
On October 19, 2009, the Company issued 10,000 shares of Commons stock US$0.01 par value to Mr. Ehud Nahum, an Israeli citizen, under Regulation S pursuant to a Stock Purchase Agreement dated October 19, 2009.  Such shares were issued in consideration for payment of US$13,500 (US$1.35 per Common Stock share) which was received by the Company.

E.
On October 19, 2009, the Company issued 10,000 shares of Commons stock US$0.01 par value to Mr. Yuval Nahum, an Israeli citizen, under Regulation S pursuant to a Stock Purchase Agreement dated October 19, 2009.  Such shares were issued in consideration for payment of US$13,500 (US$1.35 per Common Stock share) which was received by the Company.

F.
On November 10, 2009, the Company issued 3,000 shares of Commons stock US$0.01 par value to Mr. Gilad Gross an Israeli citizen, under Regulation S pursuant to a Stock Purchase Agreement dated November 2, 2009.  Such shares were issued in consideration for payment of US$4,050 (US$1.35 per Common Stock share) which was received by the Company.

G.
On November 10, 2009, the Company issued 26,000 shares of Commons stock US$0.01 par value to Mr. Miron Gross, an Israeli citizen, under Regulation S pursuant to a Stock Purchase Agreement dated November 2, 2009.  Such shares were issued in consideration for payment of US$35,000 (US$1.35 per Common Stock share) which was received by the Company.

H.
On November 10, 2009, the Company issued 7,500 shares of Commons stock US$0.01 par value to Mr. Boaz Navott, an Israeli citizen, under Regulation S pursuant to a Stock Purchase Agreement dated November 2, 2009.  Such shares were issued in consideration for payment of US$10,125 (US$1.35 per Common Stock share) which was received by the Company.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Information as at September 30, 2009 and for the nine and
three months ended September 30, 2009 and 2008 is unaudited)

NOTE 8- SUBSEQUENT EVENTS (cont.)

I.
On November 15, 2009, the Company issued 37,037 shares of Commons stock US$0.01 par value to Solomon Capital 401K Trust, a United Stats Trust Fund, under Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, pursuant to a Stock Purchase Agreement dated November 12, 2009.  Such shares were issued in consideration for payment of US$50,000 (US$1.35 per Common Stock share) which was received by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward-Looking Information

In this quarterly report, references to "Pimi Agro CleanTech, Inc.," "Pimi," "the Company," "we," "us," and "our" refer to Pimi Agro Cleantech, Inc. and its wholly owned subsidiary, Pimi Agro CleanTech, Ltd.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Overview

Pimi was established in 2004 to develop and sell environmentally friendly alternative solutions to current methods for pre and post harvest treatments of fruits and vegetables. Current methods in practice use residue of harmful chemical pesticides. Pimi Israel and its Co- founder, Mr. Nimrod Ben Yehuda, have invested many years of research in developing eco-friendly solutions; the company’s technology platform is based on a unique and patented formulation of Stabilized Hydrogen Peroxide (“STHP”) for the treatment of fruits and vegetables. Pimi has also developed a controlled distribution system to apply its solution while maintaining humidity at the highest required levels in storage rooms utilizing advanced technology to create micro droplets, in accordance with a special working protocol developed by Pimi.

Pimi is addressing the immediate need for developing treatment and season-long harvest storage that is chemical-free and environmentally friendly. Pimi is currently focusing on the treatment of potatoes, which is the second largest stored crop world-wide (after grains), and is therefore Pimi’s first sales target.

The market for Pimi’s products is divided into two sections: (i) stored potatoes (for both table and processed potatoes), where Pimi’s products prevent quality losses due to sprouting and diseases, and (ii) the market of potatoes seeds where our products aim to prevent diseases and pathogens.

Company History

Pimi Agro CleanTech, Inc. is a Delaware Corporation with one operating subsidiary, Pimi Agro CleanTech, Ltd, which is an Israeli Limited Company (“Pimi Israel”). The Company was formed on April 1, 2009, under the laws of the State of Delaware, and its subsidiary Pimi Israel was formed on January 2004 in the State of Israel under the name "Pimi Marion Holdings Ltd.", and has since changed its name to "Pimi Agro Cleantech Ltd.", on October 2008. The Company, through Pimi Israel, owns a patented technology for the treatment of pre and post harvest of fruits and vegetables utilizing environmentally friendly products.

On April 27, 2009 we purchased all the issued shares of Pimi Israel from the Pimi Israel shareholders in consideration for 6,313,589 shares of Common Stock of the Company to the Pimi Israel shareholders. As a result, Pimi Israel became a wholly owned subsidiary of the Company.
We are a development stage business and have had limited revenues since our formation. There is currently no public market for our common stock.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.. Due to the early stage of operations of the Company there are no accounting policies that are considered to be critical accounting policies by the management.

Recently issued accounting pronouncements

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “ASC”), a replacement of FASB Statement No. 162. This Statement replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASU's). SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
The FASB issued ASU 2009-01, an amendments based on SFAS No. 168 in order to codify SFAS No. 168 within ASC Topic 105. This ASU includes SFAS No. 168 in its entirety, including the instructions contained in Appendix B of the statement. Similar to SFAS No. 168, the guidance in ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
Applying the guidance in ASC 105 did not impact the Company’s financial condition and results of operations. The Company has revised its references to pre-Codification GAAP in its financial statements for the nine and three month periods ended September 30, 2009.

 ASC Topic 805, "Business Combinations"

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”. This Statement will replace SFAS 141, “Business Combinations” (ASC Topic 805, “Business Combinations”). ASC Topic 805 retains the fundamental requirements of SFAS 141 with respect to the implementation of the acquisition method of accounting (“the purchase method”) for all business combinations and for the identification of the acquirer for each business combination.  This Statement also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, how the acquirer recognizes and measures the goodwill acquired in a business combination and the disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance in ASC Topic 805 applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008 (January 1, 2009 for the Group).  Early adoption of ASC Topic 805 is prohibited. The adoption did not have a material impact on the financial position and results of operations on the Company.

 ASC Topic 810, "Consolidation"

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (ASC Topic 810, “Consolidation”). This Statement amends ARB 51 and establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC Topic 810 is effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Group).  Early adoption of ASC Topic 810 is prohibited. The adoption of did not have a material impact on the financial position and results of operations on the Company.

ASC Topic 855, “Subsequent Events”

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855, “Subsequent Events”), which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASC Topic 825, “Financial Instruments”

Effective May 1, 2009, the Company adopted the disclosure requirements of the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC Topic 825, “Financial Instruments”).
ASC Topic 825 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.
The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Results of Operations for the three months Ended September 30, 2009 compared to the three months Ended September30, 2008

Total Net Sales:  Total Net Sales decreased $28,371 or 42% to $39,699 in the 3 months ended September 30, 2009 from $68,070 for the 3 months ended September 30, 2008.  Decrease of revenue was because sales of our products and technology to pilot rooms in UK for 2008 winter, occurred in third quarter of 2008, while sales for 2009 winter are expected within the fourth quarter of 2009. The Company’s products and technology are still in development stage and have not been actively marketed to date.

R&D Expenses: Total net R&D Expenses for the 3 month ended September 30, 2009 were $217,565 which is an increase of $66,972 or 44% from $150,593 for the 3 months ended September 30, 2008. The increase of added expenses was mainly due to increase in cost of labor and professional services in the amount of $83,362. Increase in cost of travels in an amount of $9,474 was offset by decrease in cost of other expenses of $25,864.

General and Administrative Expenses:  General and administrative expenses Increased by $211,785 or 497% in the 3 months ended September 30, 2009 to $254,359 from $42,574 in the 3 months ended September 30, 2008. The increase of G&A expenses was mainly due to SEC registration expenses of $221,830 offset by decrease in cost of labor and professional fee expenses in the amount of $5,895 and office expenses in the amount of $4,150.

Loss from Operations:  Loss from operations for the 3 months ended September 30, 2009 was $432,225 which is an increase of $307,128 or 246% from the loss from operations in the 3 months ended September 30, 2008 of $125,097.The increase in loss was a result of the increase in R&D expenses ($66,972), increase in G&A expenses ($211,785) offset by decrease in sales ($28,371).

Financing Expenses:  Total financing expenses in the 3 months ended September 30, 2009 amounted to $4,004, which was $585 lower than our financing expenses of $4,589 in the 3 months ended September 30, 2008.

Net Loss:  Net loss of $436,229 in the 3 months ended September 30, 2009 was $306,543 or 236% higher than the net loss in the 3 months ended September 30, 2008 of $129,686 mainly due to increase in R&D expenses ($66,972), increase in G&A expenses ($211,785), which were partially offset by decrease in sales ($28,371) and financing expenses ($585).

Results of Operations for the nine months Ended September 30, 2009 compared to the nine months Ended September30, 2008

Total Net Sales:  Total Net Sales increased by $2,568 or 4% to $73,925 in the 9 months ended September 30, 2009 from $71,357 for the 9 months ended September 30, 2008.   Revenues were derived from sales of our products and technology to pilot rooms in the UK and other territories. The Company’s products and technology are still in development stage and have not been actively marketed to date.

R&D Expenses: Total net R&D Expenses for the 9 month ended September 30, 2009 were $589,279 which is an increase of $291,600 or 98% from the 9 months ended September 30, 2008. The increase of R&D expenses was mainly due to increase in cost of labor and professional services in the amount of $252,051, increase of travels expenses of $30,482 which were partially offset by decrease of other expenses of $22,101 and decrease in CSO grants of $31,168.

General and Administrative Expenses:  General and administrative expenses increased by $227,739 or 216% in the 9 months ended September 30, 2009 to $333,075 from $105,336 in the 9 months ended September 30, 2008. The increase in G&A expenses was mainly due to SEC registration expenses of $221,830 and increase in cost of professional fee expenses of $29,687 which were partially offset by decrease in the cost of labor of $21,801 and decrease in the cost of other expenses of $1,977.

Loss from Operations:  Loss from operations for the 9 months ended September 30, 2009 was $848,429 which is an increase of $516,771 or 156% from the loss from operations in the 9 months ended September 30, 2008 of $331,658. The increase in loss was a result of the growth in R&D expenses ($291,600), G&A expenses ($227,739) which were partially offset by growth of sales ($2,568).

Financing Expenses:  Total financing expenses for the 9 months ended September 30, 2009 amounted to $10,630, which was $1,975 higher than our financing expenses of $8,655 in the 9 months ended September 30, 2008. The increase of financing expenses was mainly a result of increase in bank expenses due to increase in activities and exchange rate fluctuations.
Net Loss:  Net loss of $859,059 in the 9 months ended September 30, 2009 was $518,746 or 152% higher than the net loss in the 9 months ended September 30, 2008 of $340,313, mainly due to increase of R&D expenses at the amount of $291,600, increase of G&A expenses of $227,739 and financing expenses of $1,975 which were partially offset by increase in sales of $2,568.

Liquidity and Capital Resources

As of September 30, 2009, we had liabilities of $381,503 ($238,184 as of December, 2008), including $214,845 ($101,511 as of December 31, 2008) of third party liabilities, and $166,658 ($136,673 as of December 31, 2008) was due to related parties. The amounts due to related parties are for consulting services and salaries in the amount of $155,256 ($86,000 as of December 31, 2008) and for services and reimbursement of expenses relating to the company’s patents and patent applications in the amount of $11,402 ($26,000 as of December 31, 2008).

As of September 30, 2009 we have cash on hand in the sum of $15,364. As of October 31, 2009 we have cash on hand in the sum of $31,168. Currently our net burn rate is approximately $75,000 per month. Thus, we will need additional sums of approximately $100,000 through December 2009. Since the end of October 2009 we have received investments in the sum of $99,275 and In addition, under our joint venture agreement with Vegiesafe LLC, Vegiesafe is committed to finance our activities in the US on an expended basis of up to $250,000 (out of which, $80,000 were paid until October 2008). Furthermore we have extended our credit lines up to $40,000.

The Company has sustained operating losses and its cash needs extend beyond its current resources. Subsequently, by December 2009, the Company will exhaust most of its liquidity. In addition, the Company does not have a reliable consistent source of future funding. These factors create an uncertainty about the Company’s ability to continue as a going concern.

The Company anticipates that it will begin to realize material revenues in the potato season of 2010 (the third and fourth quarters of 2010), as clients will begin to utilize and pay for the Company’s product and technology, and the Company estimates that approximately $2.0 million of additional funding is necessary to bring the Company to the larger revenue sales that were due to begin in 2010. Realization of revenues is subject to regulatory approval of the relevant regulator, in each country where we intend to deliver, distribute and sell our products, which we currently do not have, except for the state of Israel.

Management believes that as a result of anticipated financing in 2009, and with certain revenues to be received from the sale and delivery of its products to clients, there will be sufficient capital to meet operating needs for the year ended December 31, 2009. However, there can be no assurance that we will be able to obtain such financing, on terms acceptable to us and at the times required, or at all. In addition, there can be no assurance that the contracts that the Company is relying upon will generate sufficient revenues to meet its operating needs, and therefore, there is a risk that the Company will not have sufficient capital or liquidity in the future, if these contracts do not come to fruition, or do not generate the revenue the Company anticipates. If these contracts do not generate the anticipated revenue, it is likely the Company will not have sufficient liquidity or capital resources to sustain itself without additional financing, and there is no assurance that additional financings will be available to the Company, or if such financing will be available on acceptable terms.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.  Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, management does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.  Risk Factors

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Statement of Forward-Looking Information.” If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected, the value of the Company common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Our independent auditors have expressed doubt about our ability to continue our activities as a going concern, which may hinder our ability to obtain future financing.

Since we have been focused on developing our propriety technology for availability of commercialization, we have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the years ended December 31, 2008, 2007 and 2006, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the company.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant/substantial dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.  If the Company should fail to continue as a going concern, you may lose the value of your investment in the Company.

We have a limited operating history upon which to base an investment decision.

Our operating subsidiary, Pimi Israel, was formed in January 2004 and we have only recently begun selling our products. We have a limited operating history as a company.  As a result, there is very limited historical performance upon which to evaluate our prospects for achieving our business objectives.  Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by development stage entities.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our research and development activities and transition to commercial operations have been and will continue to be significant. We will require additional funds to continue research, development and testing of our technologies and products, to obtain intellectual property protection relating to our technologies when appropriate, and to market our products. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  There is no assurance additional funds will be available from any source; or, if available, such funds may not be on terms acceptable to the Company.  In either of the aforementioned situations, the Company may not be able to fully implement its growth plans.

In order to continue our operations, without expanding our activities, we estimate that we will need minimum capital in the sum of $0.7 Million in 2009 (out of which we have raised $ 0.63 Million) and the sum of $0.8 Million in 2010. Currently our net burn rate is approximately $75,000 per month. As of October 31, 2009 we have cash on hand in the sum of $31,000. Thus, we will need additional sums of approximately $100,000 through December 2009. If we are unable to obtain such additional capital as discussed above, we will be required to limit our operations, including cancelling efficacy tests in Europe and the U.S., halting activities in connection with attaining regulatory permits in Europe, halting completion of development of our other products (StoreGuard and SeedGuard), until such capital is raised. This will, among other things, delay our development and the integration of our products into the market.

We expect to face significant competition from other companies looking to develop or acquire new alternative environment-friendly solutions for the treatment of fruits and vegetables.

We expect to face significant competition in every aspect of our business, and particularly from other companies that seek to enter our market. As regulators are pushing to move away from current residue chemical solutions, such as Chlorophenyl Isopropyl Carbamate also known as Chlorpropham or CIPC (“CIPC”), existing suppliers of these solutions are anxiously looking to develop or acquire new alternative environment-friendly solutions that can sustain their market share and revenue streams, or to enable the continuance of CIPC at current levels in new ways of treatment. Additionally, as market opportunity becomes eminent, competitors and new players will most likely attempt to develop similar or comparable solutions. Although Pimi believes its technology is unique, is well protected, and will provide it with a significant competitive barrier, it is nevertheless possible that superior or more cost-effective alternative technology will emerge that will achieve greater market acceptance and render Pimi’s products less competitive. Furthermore, existing vendors can cooperate to combat new players by reducing market prices and margins or other competitive initiatives. The future success of Pimi will therefore depend, to a large extent, upon the company’s ability to achieve market acceptance of its innovative solutions as well as develop and introduce new products and enhancements to existing products. No assurance can be given that the Company will be able to compete in such a market place.

We have incurred significant losses to date and expect to continue to incur losses.

During the year ended December 31, 2008, we incurred net losses of in the sum of $602,994. In the nine and three months periods ended September 30, 2009, we incurred a net loss in the sum of $859,059 and $436,229, respectively .Since we have started our operation in 2005 and until September 30, 2009 we incurred accumulated losses in the sum of 2,858,206. We expect to continue to incur losses for the fiscal years ended December 31, 2009 and December 31, 2010.  Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

We are dependent upon our Managers for the operating of the Company.

The Company is dependent upon the services of its management to determine and implement the overall focus and strategy of the Company.  Furthermore, the Company is dependent upon the Managers to oversee the operations of Pimi and Pimi Israel.  Thus, there can be no assurance that the Managers’ experience will be sufficient to successfully achieve the business objectives of the Company.  All decisions regarding the management of the Company’s affairs will be made exclusively by the Officers and Directors of the Company.  In the event these persons are ineffective, the Company’s business and results of operation would likely be adversely affected.

Our success is dependent upon our ability to achieve regulatory approvals in the U.S. and abroad.

A critical key to our success and ability to expand our business is our ability to obtain regulatory approvals in the European Union and United States for the use of our products in these countries and also in other countries. The regulatory approvals are dependent on trials to show the efficacy or the non toxicity of our products. Such trial might take longer period than expected and it might delay obtaining such regulatory approvals or might cause delay in starting operation on a large scale in these countries and jurisdictions.

Our success is dependent upon our ability to achieve market acceptance

In order to achieve high volume sales, and attain a leading market share and become the new standard of treatment, the Company’s SpuDefender™ and other products must not only be approved by the regulators but also endorsed by the major potato food processors, retailer of fruits and vegetables as well as the organic food and environment organizations. Pimi is aware of this key factor and is focusing on conducting large scale trials with major food processors and retail supplier of table potatoes in several countries, in order to show the efficacy of the SpuDefender™ and our technology and to receive the recognition of the industry, but no assurances can be made that we will succeed in such endeavor and how long it will take until we shall receive market recognition.

Our products and technology are still in development stage and require additional trials and development

Our products and technology have been tested in numerous trials, mainly in Israel, which is a hot climate country and on vegetable varieties which are grown in hot climate as well as storage rooms with refrigeration. Trials conducted in Europe during the last potato season in cold weather conditions demonstrated that we need to make some adjustments to our storage protocol, mainly because of these weather conditions. These adjustments may require additional trials and may delay the commercialization of our products and technology.

We rely on our Technologies to successfully develop and market new and existing products.

Our product has been tested in multiple small scale tests. The product is currently undergoing Three large scale field trials in the United Kingdom and Germany and 3 beta sites trails in the US with leading food processors and retailers in such countries. It is possible that the results from these large scale tests may show lower efficacy than tests conducted previously, and may require some product improvements as well as possible changes in the application and storage protocol. These factors may significantly delay our product’s introduction to market. Likewise, we cannot be sure these products will be commercially viable, and have no assurances that we will be able to expand upon our current product offerings or that any such expansion will result in revenues to the company.

We rely on rapidly establishing a global distributorship network in order to effectively market our products.

Pimi, through its wholly owned subsidiary, has developed initial partnerships with local distributors in Europe. In order to expand sales and marketing globally, and capture a leading market share before any potential reaction from the competition, Pimi will need to rapidly expand geographically and establish a global distribution network. This is likely to put pressure on management, financial and operational resources of the Company. In order to mitigate this factor, once Pimi establishes a significant presence in the market, it will proceed to establish strategic OEM partnerships with some of the leading players in the market, however, there are no assurances that we will succeed in establishing such partnerships, which may harm the marketing of our product and the development of our business.

Our inability to attain and protect intellectual property rights could reduce the value of our products, services and brand.

Patents and pending patents, trademarks, trade secrets, copyrights and other intellectual property rights may be important assets for us. Various events outside of our control pose a threat to our ability to attain or protect intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our ability to attain or protect our intellectual property rights could harm our business or our ability to compete. Also, protecting intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our future intellectual property could make it more expensive to do business and harm our operating results. In addition we do not have patents in India, Ukraine and Belarus, which are major potato producing countries; this could negatively affect our ability to protect our intellectual property in these countries and therefore reduce the value of our products, services and brand.

Our success is dependent upon the acceptance of environment-friendly storage solutions for fruits and vegetables.

The future of the company is dependent upon the acceptance of environment-friendly, non-residue storage solutions for as well as the objection to genetically modified, fruits and vegetables. Although this appears to be the direction the market is going in the coming years, these trends as well as the future size of this market, and other potential markets for the Company’s products, depend upon a number of factors, many of which are beyond the control of the Company. For example, failure to receive regulatory approvals or failure to convince retailers or food processors, to bear additional cost for residue free fruit and vegetables, failure to convince the consumers to purchase residue free fruits and vegetables for higher prices, could have adverse effects on Pimi’s business, financial condition, operating results and cash flow going forward.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall, in the event it becomes listed on the OTCBB. Each of the risk factors listed in the section Risk Factors, and the following factors may affect our operating results:

•	Our ability to attract users for our products.

•	Our ability to generate revenue from our products.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

•	Our focus on long-term goals over short-term results.

•	Our ability to keep our testing programs operational at a reasonable cost and without service interruptions.

•	Global economic situation.

•	Fluctuations in weather conditions.

•	The seasonal nature of our business.

Our business depends to some extent on international transactions.

As a result of the international nature of Pimi’s business, the company is exposed to risks associated with changes in foreign currency exchange rates. A majority of the company’s revenues and substantially all of its cost of sales are in USD or Euros, whilst our management, marketing, sales and R&D costs are in NIS. The Company is therefore exposed to foreign currency risk due to fluctuations in exchange rates. This may result in gains or losses with respect to movements in exchange rates, which may be significant and may also cause fluctuations in reported financial information that are not necessarily related to the Company’s operating results.

We operate in developing countries which are seriously affected by the global economic crisis.

Among other countries, we are currently operating in developing countries such as Ukraine and we intend to operate in other developing countries which are largely affected by the current global economic crisis. This may affect our ability to expand our operations and to achieve our sales target in these countries.

The inherent dangers in production and transportation of Hydrogen Peroxide could cause disruptions and could expose us to potentially significant losses, costs or liabilities.

Pimi's operations are subject to significant hazards and risks inherent in transporting of the active ingredient of our Product- Hydrogen Peroxide. In high concentrations, Hydrogen Peroxide is an aggressive oxidizer and will corrode many materials. High concentrations of H2O2 will react violently. Hydrogen Peroxide should be stored in a cool, dry, well-ventilated area and away from any flammable or combustible substances. It should be transport in special tanks and vehicles and should be stored in a container composed of non-reactive materials. These hazards and risks include, but are not limited to,  fires, explosions, third-party interference (including terrorism) and mechanical failure of equipment at Pimi’s or third-party facilities. The occurrence of any of these events could result in production and distribution difficulties and disruptions, personal injury or wrongful death claims and other damage to properties.

Risks Related to our Location in Israel

Conditions in Israel may limit our ability to manage and market our products, which would lead to a decrease in revenues.

Because part of our operations is conducted in Israel and our management is located in Israel, our operations are directly affected by economic, political and military conditions affecting Israel. Specifically, we could be adversely affected by:

▪	any major hostilities involving Israel;

▪	risks associated with outages and disruptions of communications networks due to any hostilities involving Israel; and

▪	a significant downturn in the economic or financial conditions in Israel.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Despite negotiations to effect peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Since October 2000, there has been a significant increase in violence, civil unrest and hostility, including armed clashes between the State of Israel and the Palestinians, and acts of terror have been committed inside Israel and against Israeli targets in the West Bank and Gaza Strip. In addition, the recent armed conflict with Hezbollah on the northern border of Israel and extremists groups in the southern region may negatively affect business conditions in Israel. There is no indication as to how long the current hostilities will last or whether there will be any further escalation. Any further escalation in these hostilities or any future conflict, political instability or violence in the region may have a negative effect on our business, harm our results of operations and adversely affect our share price.

Furthermore, there are a number of countries that restrict business with Israel or with Israeli companies, which may limit our ability to promote our products and services in those countries.

We may not be able to enforce covenants not-to-compete under current Israeli law that might result in added competition for our products.

We have non-competition agreements with all of our employees, all of which are governed by Israeli law. These agreements prohibit our employees from competing with or working for our competitors, generally during their employment in Pimi and for up to 6 months after termination of their employment. However, Israeli courts are reluctant to enforce non-compete undertakings of former employees and tend, if at all, to enforce those provisions for relatively brief periods of time in restricted geographical areas and only when the employee has obtained unique value to the employer specific to that employer’s business and not just regarding the professional development of the employee. If we are not able to enforce non-compete covenants, we may be faced with added competition.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers and directors who are based in Israel.

The majority of our officers and present directors reside outside of the United States and most of our operations at the time of the filing of this quarterly report are located outside the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that Israel does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and Israel would permit effective enforcement of criminal penalties of the Federal securities laws.

Risks Related to Share Prices.

The Company arbitrarily determined the price and terms of its offered Shares

The price of the Shares has been arbitrarily determined and bears no relationship to the assets or book value of the Company, or other customary investment criteria.  No independent counsel or appraiser has been retained to value the Shares, and no assurance can be made that the share price is in fact reflective of the underlying value of the company Shares.  Each prospective investor is therefore urged to consult with his or her own legal counsel and tax advisors as to the price and terms of the Shares of the company.

The Shares are an illiquid investment as there is presently no market for our Shares, and transferability of the Shares is subject to significant restriction.

There is presently no market for the shares, and we cannot be certain that a public market will become available, or that there will be sufficient liquidity to allow for sale or transferability of the shares within the near future. Therefore, the purchase of the Shares must be considered a long-term investment acceptable only for prospective investors who are willing and can afford to accept and bear the substantial risk of the investment for an indefinite period of time.  There is not a public market for the resale of the Shares.  A prospective investor, therefore, may not be able to liquidate its investment, even in the event of an emergency, and Shares may not be acceptable as collateral for a loan.

Because We May Be Subject To The “Penny Stock” Rules, You May Have Difficulty In Selling Our Common Stock.

If a public market develops for our common stock and our stock price is less than $5.00 per share, our stock may be subject to the SEC’s penny stock rules.  These rules impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own. According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced salespersons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

If we are subject to penny stock rules, you may have difficulty selling your shares of our common stock.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 19, 2009 we issued 20,000 shares of Commons stock $0.01 par value to Mr. Ehud Nahum, an Israeli citizen, under Regulation S pursuant to a Stock Purchase Agreement dated August 4, 2009. Such shares were issued in consideration for payment of $27,000 US Dollars ($1.35 per 1 Common Stock share) which were received by the Company.

On September 7, 2009 we issued 20,000 shares of Commons stock $0.01 par value to Mr. Avraham Nehemia, a Canadian citizen, under Regulation S pursuant to a Stock Purchase Agreement dated September 1, 2009. Such shares were issued in consideration for payment of $27,000 US Dollars ($1.35 per 1 Common Stock share) which were received by the Company.

On October 15, 2009 we have issued 45,330 shares of common stock $0.01 par value to Earthbound LLC under the Term Sheet dated January 20, 2009. Such shares were issued in consideration for payment of $60,000 US Dollars ($1.35 per Common Stock share) which were received by the Company.

On October 15, 2009 we issued 7,500 shares of Commons stock $0.01 par value to Mr. Miron Gross, an Israeli citizen, under Regulation S pursuant to a Stock Purchase Agreement dated October 12, 2009. Such shares were issued in consideration for payment of $10,125 US Dollars ($1.35 per Common Stock share) which were received by the Company.

On October 15, 2009 we issued 7,500 shares of Commons stock $0.01 par value to Mr. Boaz Navott, an Israeli citizen, under Regulation S pursuant to a Stock Purchase Agreement dated October 12, 2009. Such shares were issued in consideration for payment of $10,125 US Dollars ($1.35 per Common Stock share) which were received by the Company.

On October 19, 2009 we issued 10,000 shares of Commons stock $0.01 par value to Mr. Ehud Nahum, an Israeli citizen, under Regulation S pursuant to a Stock Purchase Agreement dated October 19, 2009. Such shares were issued in consideration for payment of $13,500 US Dollars ($1.35 per Common Stock share) which were received by the Company.

On October 19, 2009 we issued 10,000 shares of Commons stock $0.01 par value to Mr. Yuval Nahum, an Israeli citizen, under Regulation S pursuant to a Stock Purchase Agreement dated October 19, 2009. Such shares were issued in consideration for payment of $13,500 US Dollars ($1.35 per Common Stock share) which were received by the Company.

On November 15, 2009, we closed a private placement of 73,537 shares of common stock (the “Securities”) to three Israeli investors under Regulation S and one US investor under Regulation D (the “Investors”) for aggregate gross proceeds of $ 99,275 pursuant to a Securities Purchase Agreement.

All proceeds received were utilized for working capital purposes.

No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited  number of persons,  all of whom were accredited  investors,  business  associates of Pimi or executive officers of Pimi, and transfer was restricted by  Pimi in  accordance  with the  requirements  of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations above-referenced persons were accredited or sophisticated  investors,  and that they were capable of  analyzing  the merits and risks of their  investment,  and that they understood the speculative  nature of their  investment.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

As noted above, on November 15, 2009, we closed a private placement of 73,537 shares of common stock (the “Securities”) to three Israeli investors under Regulation S and one US investor under Regulation D (the “Investors”) for aggregate gross proceeds of $ 99,275 pursuant to a Securities Purchase Agreement.

Unless otherwise noted in this section, with respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Regulation D or Regulation S promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Pimi so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D or Regulation S of the 1933 Act and otherwise had the requisite sophistication to make an investment in Pimi's securities.

ITEM 6.  Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (1)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (1)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (1)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (1)

10.1	Form of Regulation S Stock Purchase Agreement dated November 15, 2009

10.2	Form of Regulation D Stock Purchase Agreement dated November 15, 2009

(1)           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16 th day of November 2009.

Date: November 16, 2009	By:	/s/ Youval Saly
Youval Saly
Title: Chief Executive Principal Executive Officer

Date: November 16, 2009	By:	/s/ Avi Lifshitz
Avi Lifshitz
Principal Accounting and Financial Officer