Form 10-K
period 2009-12-31
PIMI AGRO CLEANTECH, INC.
filed 2010-04-14
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-158986

PIMI AGRO CLEANTECH, INC.
(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

   Large accelerated filer ☐                Accelerated filer ☐              Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes       No ☒

As of March 31, 2010, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold of $1.90 was approximately $3,670,313.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 31, 2010 was 6,641,735.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "Pimi Agro Cleantech, Inc.," "Pimi," "the Company," "we," "us," and "our" refer to Pimi Agro Cleantech, Inc. and its subsidiary, Pimi Agro CleanTech, Ltd.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS

Organization

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

We are a development stage business and have had limited revenues since our formation. There is currently no public market for our common stock. As with any investment, there are certain risks involved in this offering.  All potential investors should consult their own tax, legal and investment advisors prior to making any decision regarding this offering.  The purchase of our shares is highly speculative and involves a high degree of risk, including, but not necessarily limited to, the “Risk Factors” described herein on page 8.  Any person who cannot afford the loss of their entire investment should not purchase our shares.

The Company’s principal executive offices are located at 269 South Beverly Drive suite 1091, Beverly Hills California 90212, and its telephone number is (310) 203-8278.

Overview

The Company focuses on developing environmentally friendly solutions for extending storability of vegetables and fruits. The Company is currently in the research and development stage. To date, the Company is developing three products and has started the commercialization of two of its products: SpuDefender and StoreGuard.

Currently, the Company is focused on solutions related to the potato industry. Potatoes are the second largest crop (after grain) worldwide. The world market for potatoes is estimated at approximately 325 million tons, of which more than half are stored for an average period of five months.

We primarily aim at treating and developing storage solutions for stored potatoes utilized by consumers, as well as seed potato tubers, which are the raw material used for growing potatoes. SpuDefender is aimed at preventing quality losses due to sprouting and diseases for stored potatoes (table and processed), and SeedGuard is aimed at preventing diseases and pathogens in seed potatoes. In addition, the Company has developed StoreGuard, which increases storability, reduces quantity and quality losses for fruits and vegetables, such as cabbage, cauliflower and broccoli.  The Company has completed the development of the StoreGuard storage protocol for cabbage and broccoli in the United Kingdom, which is currently being sold in the UK in connection with the storage of these vegetables.

All of our products are based on Stabilized Hydrogen Peroxide ("STHP"), which has the ability to reduce a wide range of pathogen and diseases, as well as to control sprouting. STHP breaks-down after usage into water and oxygen while the stabilizers are washed away. Accordingly, our products are environmental friendly.

SpuDefender™

SpuDefender has been developed specifically for the treatment of potatoes in storage. Spudefender is aimed at replacing Isopropyl N-(3-chlorophenyl) Carbamate ("Chlorpropham" or "CIPC") as a sprout inhibitor, while increasing shelf life and preventing quality reduction. In addition, SpuDefender aims to prevent dehydration and quantity losses.

Currently, the primary method to control sprouting in storage is with post harvest applications of CIPC. CIPC is a very effective chemical used for the treatment of potato sprouting, but at the same time produces high residue. The new trend towards reducing chemicals in food consumption and the demand led by environmental and health awareness campaigns has also been adopted by the regulators, as well as the retailers and the multinational players in potato products such as PepsiCo/Frito-Lay. Maximum residue levels permitted for usage of pesticide for the treatment of fruits and vegetables post-harvest, including Chlorpropham, have and continue to be reduced. This has resulted in the reduced usage of such chemicals in developed countries, such as the EU countries and in the United States. In Sweden, CIPC has been banned since 2005.

In addition, it is also common for diseases to develop in stored potatoes. SpuDefender is able to reduce losses caused by disease.

The market for SpuDefender is divided into two sections: (i) stored table potatoes and (ii) stored processed potatoes (for crisps and French fries). Pimi’s SpuDefender is targeted at storage facilities that are either owned by farmers, or independent storage providers, or are owned by the food manufacturers.

SpuDefender will be manufactured at Solvay or another chemical manufacturer under Pimi’s private label. We intend to enter into agreements with distributors, who will sell SpuDefender to end-user.

After several years of research and development, Pimi has embarked on commercialization of SpuDefender. In 2008 Pimi conducted pilot trials with major grower and storage providers of potatoes for table potatoes and processed potatoes in England, Ukraine and Germany. Following those pilots, the Company has continued the development of the formula and the storage protocol in order to adjust it to the specific storage facilities and the weather conditions in Europe. All of the customers and partners of these trials (most of whom are leading companies in the food processing industry and suppliers for wholesalers) expressed willingness to extend the trials.

In the United States, Pimi presented (under the label Vegiesafe) the new concept of CIPC-free potatoes and potato-related products, such as chips and French fries, to several major retailers and food chains. These presentations started in the first quarter of 2009, following consummation of our joint venture with Vegiesafe LLC. As a result, we have been requested to perform efficacy trials with storage providers. We are currently running efficacy trials, as described in “Customer and Partners”. If these trials exhibit efficacy, management anticipates that a process will start in which retail leaders will launch Vegiesafe potatoes or potato-related products and will ask their suppliers to supply them with potatoes and potato-products free from Chlorpropham.

Given recent trends, and feedback received from the market, management believes there is a great opportunity for replacing residue chemicals with environmentally friendly solutions such as Spudefender. Management sees special opportunity in the trend adopted by regulators to reduce Chlorpropham consumption levels, which may cause potato storage providers to seek out substitute products. From numerous meetings with industry professionals, we have found that there is strong demand by costumers seeking such substitute products.

Currently, a hindering factor to commercialization of the Company’s products is the attainment of regulatory registration and approval in each of the countries where the Company’s product will be delivered and used. These are costly and lengthy procedures which the Company has initiated this year. However, there is a material risk that if this regulatory process will take more than anticipated (which, as of the date of the filing of this report, is anticipated to be two years until receipt of temporary permits in the EU member states, and eight to twelve months in the United States), it may postpone the commercialization of our product and the revenues which we expect to derive from sales, specially due to the seasonal nature of our business.

The Company sees challenges in competing with the manufacturers and distributors of CIPC-products, which currently control the market in Europe and the US. After having discussions with potential customers in the U.S., we found that although SpuDefender’s price will be higher than CIPC, these customers expressed willingness to purchase our product for its added value. Therefore we believe that competition will not be entirely price-driven and that the main factors affecting competition will include the ability to apply a non-residue active ingredient and to successfully treat crops against sprouting, while at the same time preventing quality and quantity losses.

In order to differentiate its products, the Company has entered into a joint venture with Vegiesafe LLC, which launched the Vegiesafe consumer brand, marking residue-free fruits and vegetables in the U.S.

In addition to the above, further challenges faced by us include completion and development of the SpuDefender storage protocol. This protocol must be adjusted to the storage method in each region of the world, such that the quality will match customer demands in sprout control. The Company is undertaking steps in order to reduce these uncertainties and risks by performing trials and pilot rooms with storage facility owners, and by adjusting the formula and the usage protocol in order to show efficacy of SpuDefender in such storage facilities.

SeedGuard™

Potato seed tubers are susceptible to a variety of diseases that lower yields and tuber quality. Pathogens accumulate in successive cloning of tubers and in the soil used to grow them. Sustainable potato production depends on a constantly renewed supply of disease-free planting material. According to numerous international regulations, seeds, of all types, must be disinfected to prevent the transfer of diseases between countries, between seeds, from seeds to soil, and from seeds to crop. Industrial seeds are extremely expensive, and there are few effective seed disinfectants; the most common are Celest, Monceren, Mancozed. At the moment there is no one chemical which treats all pathogens and diseases and the growers usually implement a variety of chemicals.

The Company is developing SeedGuard, which is aimed at treating seed potatoes in storage against disease and pathogens. SeedGuard  is designed to provide added-value to the seed producer owing to its long lasting disinfectant effect, versus existing aggressive chemical treatments which are not environmental friendly solutions.

Management sees an opportunity in the development of a chemical which is environmentally friendly, and which could substitute the current multi-chemical treatment against pathogens and diseases of potato seed tubers. The current treatment against pathogens and diseases are very costly and could amount to over $100 per ton of potato seed tubers per season. Management sees an opportunity in developing and selling a product that will match market price and has potentially added value versus current chemicals. In addition, there are several diseases with no treating solution, and diseases and pathogens which have developed resistant mutations against current chemicals and treatments. Growers of these seed tubers are seeking solutions, and management anticipates that such growers will purchase a premium product at high end cost in order to solve these diseases.

In the case of SeedGuard, management faces the challenge of developing one chemical which is environmentally-friendly and which can treat potato seed tuber throughout their lifecycle, and thereby substitute several chemicals. To date, to the best of management’s understanding, no such other chemical exists. Management expects that it will take several seasons to penetrate the market and to attain a clientele of growers to utilize SeedGuard, and therefore there is a risk of delay in receiving revenues from sales of this product. In addition, as SeedGuard is still in the development stages, management sees uncertainty in the successful completion of the development of a product which can treat all pathogens and diseases throughout all stages of storage of the seed tubers. Moreover, the Company has yet to undertake registration of SeedGuard in those countries in which it will be used.

As of the date of this report, the Company is engaged in trials in Israel, Germany and the United Kingdom in order to show the efficacy of SeedGuard against a variety of diseases. The trials will take place from August 2009 until July 2010.

StoreGuard™

StoreGuard is designed to extend crop storability duration and increase yield and quality in the storage of fruits and vegetables by addressing the issues surrounding crop skin diseases and their hydration. Management believes this is the first time that storage providers of fruits and vegetables have been exposed to the ability to extend shelf life in storage. Thus, management is not able to point to any other solution in the market which competes with StoreGuard.

Accordingly, Management believes it has identified an opportunity to provide farmers with a product which will extend storage duration and will be advantageous to farmers and growers in the development of fruits and vegetables post season.

The Company has yet to undertake registration of StoreGuard in those countries in which it will be used. Further, Management will be required to educate the market as to this product and the solutions it can afford farmers and growers of fruits and vegetables.

Industry Overview

The fresh fruit and vegetable industry is constantly seeking technology and methods to prolong shelf life, reduce quality losses and keep freshness of crops. In most cases the only way to prolong shelf life and reduce quality losses is by using chemicals which leave residues. The processed food industry is also using chemicals which leave residues and contaminate water and livestock. Heavy chemicals which leave residue are used also by the seed industry.

Agricultural regulatory bodies such as European Commission of Health and Consumer Protection the “European Commission" or the " EC") and the US Environment Protection Agency (the "EPA"), are increasingly focusing to reduce the use of residue chemicals in treating fruits, vegetables, seeds and soil in favor of environment-friendly alternatives.

In addition, organic food and organic agriculture is rapidly gaining momentum and is advocating chemical and residue-free use from growth, harvest to storage and maintenance. This is strengthened by the relatively new trend to consume low or non-residue produce, which have risen to 20%-25% of consumed produce in developed countries like Netherlands (see "Reducing Residue Rising up Priority List" 78 FGJ 1 February 2008. at:    http://www.bcpcertis.com/Certis.bcp/English/Home/News/page.aspx/565?xf_itemId=522&xf_selectionDatapartId=512.

The Company’s management believes that the trend in the market (as may be exhibited by market leaders such as Marks & Spencer, Tesco and Sainsbury in the UK and EDEKA chain in Germany) is to replace, as much as possible, fruits and vegetables treated with chemical which leave residues with fruits and vegetables with no residue or low residue.

Losses of agricultural produce, as high as 40% in countries such as India (see: http://www.postharvestindia.com) and China (see Post harvest Handling of Fresh Vegetables edited by Tina O'Hare, published 2001 at ACIAR, and see Kader at Acta Horticular. 682, ISHS2005), due to diseases and lack of correct supply chain from the field to the stores, are exacerbated by the increasing demand for food produce, especially in developing countries.

Accordingly, there is a significant need to find alternative solutions to current chemical treatments for pre- and post- harvest treatments of fruits and vegetables that will provide the following benefits:

•	Reduce spoilage and losses of produce;
•	Extend shelf-life and improve quality of fruits, vegetables and grains;
•	Are non-residue and leave no harmful chemical by-products;
•	Are cost effective; and
•	Approved for organically produced crops.

With roughly 800 million tons of stored fruits and vegetables annually (see USDA VGS-328/August 27, 2008) world-wide, management believes there is an immediate, addressable market for Pimi’s products.

The Potatoe Industry - the Need to Replace CIPC and prolong shelf life

Pimi is attempting to address the immediate need for developing treatment and season-long harvest storage that is chemical-free and environmentally friendly. As of the date of the filing of this report, Pimi is focusing on the treatment of potatoes, which is the second largest stored crop worldwide (after grains), and Pimi’s first sales target. The potato market for Pimi’s product is divided into two major sections: stored potatoes and seeds potatoes.

Potatoes are the fourth largest crop in the world. The annual crop of potatoes is estimated to be around 320 million tons  (see also "The Market"). In developed countries roughly half of the crop is used for direct use by households (i.e. table potatoes) and the rest for processing, such as chips/crisps and French fries (i.e. processed potatoes). In non-developed countries, 80% of the crop is used as table potatoes and the rest as processed potatoes. Therefore we estimate that the annual crop of potatoes is divided almost equally between table and processed potatoes.

Stored potatoes begin sprouting, in most circumstances, after three months in storage. Effective sprout control is a major component of managing stored potato quality. If proper sprout control is not maintained, significant reduction to tuber quality will occur, and the ability to store for extended periods of time is diminished. Sprouting causes high yield loss and low quality produce for consumers and for processing. Sprouting is also associated with the conversion of starch to sugars, which is undesirable in the processing industry, due to the darkening effect of fried products. In the table potatoes industry, visible sprouts on potatoes are unacceptable to consumers.

The primary method to control sprouting in storage is with post harvest application of isopropyl N-(3-chlorphenyl) carbamate ("Chlorpropham" or "CICP") a synthetic hormone that is used worldwide. For the toxic effects of CIPC see: http://pmep.cce.cornell.edu/profiles/extoxnet/carbaryl-dicrotophos/chlorpropham-ext.html.

CICP is a high stable chemical compound therefore it has high residue where ever it is applied. Today CIPC is applied in storage rooms as well as in packing houses before distribution to retailers, therefore its residues can be found on the wall and floors of storage houses, on the processing lines, in water used for washing the potatoes and also in livestock which are fed with the potatoes peel.

Therefore regulators such as the European Commission ("The EC") and United States EPA are pushing for substantial reduction of permitted maximum residues level of CIPC in crops, livestock and water. The EU has issued in 2008, a Directive (196/2008 of January 29, 2008) which sets the Maximum Residue Level ("MRL") of CIPC to 10mg per kg. The UK has recently regulated that potatoes treated with more than 36g of CIPC per ton should only be used for commercial processing. The British Potato Council together with the industry in the UK, have set a maximum of 63.75mg per ton for commercial processing.

In the US, in August 1996, a federal Registration Eligibility Decision (RED) for CIPC was issued by the EPA for the continued use of this chemical as sprout inhibitor of harvested potatoes in storage. A mandate regulated in 2002 by the Environmental Protection Agency, resulted in a reduction in allowable CIPC tolerance of residue, on fresh potatoes from 50ppm to 30ppm per kg. Residues as high as 40 ppm are permitted by EPA on wet peel potatoes, which goes to life feed stock. Similar consequences of CIPC reassessment are common in potato-growing region in the world such as Canada and Australia. In Sweden CIPC has been banned for use since 2005. (For additional information see "The Need: Diminishing Use of CIPC and Extending Shelve Life").

It is common that diseases develop in stored potatoes. The current procedure to deal with this situation is to lower the humidity and dry the potatoes which, in turn, results in huge yield losses. Dehydration is also important component as potatoes are losing part of their weight during storage due to dehydration.

Pimi has developed patented formulas ("Products"), application methods and storage protocols which are environmental friendly and which leave no residue after washing. Pimi’s Products are aimed at substituting CIPC as a sprout inhibitor, increasing shelf life, and preventing quality reduction. The Products and their applications prevent dehydration and quantity losses.

Our Products and Technology

At the date of this report, Pimi develops, tests and markets Spudefender for treatment of stored table and processed potatoes, StoreGuard TM for treatment in storage of other vegetables, and SeedGuard  for treatment of seed potatoes:

The SpuDefender™

Pimi develops and markets the SpuDefender product. SpuDefender is a formulated STHP designed for use in potato storage treatment to inhibit sprouting and rotting and reduce decay, quality and quantity losses. The SpuDefender is patent protected. The SpuDefender is applied to the stored potatoes inside storehouses, using Pimi’s proprietary storage application protocol which is based on an especially designed system and ultrasonic atomizers to provide optimum results (the "Technology"). SpuDefender is able to supplement five benefits in one solution which consequently extend storability and shelf life of crops, reduces quantity and quality losses thus, increase yield and revenues for growers and producers.

Mr. Nimrod Ben Yehuda, our founder and Chief Technology Officer, has initiated or otherwise been involved with several research projects for SpuDefender since 1998, as described below:

•
In 1998, Mr. Ben Yehuda initiated a research project which was independently conducted by Uzi Afek, Janeta Orenstein, E. Nuriel  from the Volcani Center, Department of postharvest Science of fresh Produce, Gilat Experiment Station, Ministry Of Agriculture, ARO, Negev, Israel see Uzi Afek, Janeta Orenstein, E. Nuriel  "Using HPP (Hydrogen Peroxide Plus) to Inhibit Potato Sprouting During Storage" (see at http://www.pimiagro.com/upload_pdf/1241461757_2.pdf). The results of these tests as discussed in the above research were that after 6 months of storage, during which the potatoes received 4 treatments with HPP or CIPC, a 0% sprouting rate was found in HPP (SpuDefender) and CIPC, and an 84% sprouting rate was found in control.

•
In 2003, Mr. Ben Yehuda initiated a research project which was conducted by A. Briddon, M.Sc., by the Sutton Bridge Experimental unit, Spalding, Lincolnshire. The study was published under the title: "Sprout control of potatoes using MCW-100 1  under 'suction wall' storage conditions". The results of this test, as was discussed in this study, were that MCW-100 has properties which enable sprout growth in potatoes to be controlled, and that misting with MCW-100 was effective at controlling fungi and bacteria.

•
In 2003, David Ross, Matthew Smallwood, Brian pool, and Bob Graham published a research study under the title "Evaluate efficacy of MCW-100 2  , as one having an in store potato sprout suppression activity" the research was conducted independently by the Scottish Agriculture College SAC. The results of this test evidenced control of sprout development both during the test and ultimately, in more detailed analysis, at the culmination. And in conclusion, for the sprout work, it seems that very good efficacy is possible, considering the material was stored for 12 months, 9 month post-dormancy break. It was also concluded that MCW-100 is effective at controlling the growth of the skin disease, silver scurf, which is one of the important skin diseases likely to affect stored crop marketability in UK.

•
In 2008, the Company initiated a research study which was conducted by Prof. Abraham Nachmias (the company’s Chief Research Officer) under the title "SpuDefender - Sprout Suppressant for Osem - Nestle, Israel". The research was executed by The Center for Potato Research in Hot Climates Ltd. The results of the research were that SpuDefender treatment reduced the fungus spore population in the room atmosphere in a significant manner and that the SpuDefender treatment reduced the fungus and bacteria population on the bulbs in significant manner. Further, SpuDefender treatment led to a delay in sprout blooms in a significant manner, starting 35 days post treatment and that the final frying color 63 days after SpuDefender application were clearly better (SpuDefender Vs Control) in frying color.

•
In 2009, the Company initiated a research study under the title "SpuDefender - Novel Environmental Friendly Potato Sprout Suppressant, -Europe 2009" which was executed by Redebel Affairs Expert, Belgium. The results of this trial were:

•
Treatments efficacy: The use of Spudefender established more than sprout control. The use of Spudefender was found to created stress-less conditions in the potato storage environment by increasing humidity and oxygen level and by reducing the risk of disease outbreak. The stress-less conditions prolong the dormancy of the tuber. On this trial we see the positive effect of the Spudefender mostly on the weight loss, sprout weight and defects tubers.

•	Weight loss: During storage, weight loss was found better for Spudefender than CIPC, and both treatments were found better as compared to untreated potatoes.

•
Sprout weight:  Sprout weight result was found better for Spudefender than CIPC as well as untreated potatoes. Untreated potatoes were found better than CIPC Defects tubers. During storage, the number of defects was found better for Spudefender than CIPC, and both treatments were found better than untreated potatoes.

•	Dry matter: No difference was found between SpuDefender and CIPC.

•	Frying colors: No difference was found between SpuDefender and CIPC.

Accordingly, it has been proven through numerous tests (as described above), pilot programs in storage rooms, and years of experience of semi-commercial use, that the SpuDefender formulation and the storage protocols have the following benefits:

•	Anti-sprouting;
•	Disease control;
•	Prevents dehydration and shrinkage.
•	Enhances fry color for processed potatoes (crisps and French fries)
•	Enhances storage conditions by reducing the major stress factors such as suffocation, dehydration and microbial attack.

1   MCW_-100 is the former technical name of SpuDefender

2   MCW_-100 is the former technical name of SpuDefender

SpuDefender is an external treatment, and therefore, after washing it leaves no residue. At the end of the application process the active ingredient of SpuDefender decomposes into water and oxygen, unlike existing chemical alternatives, such as CIPC.

SpuDefender has been tested for several years in Israel on a variety of potatoes, which are grown in hot climate regions, and was found effective. In addition, Spudefender has been and continues to be used by PepsiCo Israel, the producer of Frit-o-lays crisps in Israel and by Tapud Ltd., who supplies French Fries to McDonald's in Israel. Such usage has been based on a non-binding verbal agreement between Pimi and these companies. During the2008-2009  potato season (September 2008 to April 2009) Pimi has conducted pilot storage rooms with SpuDefender in the UK (by Omex for PepsiCo and McCain), Germany (Weuthen) and the Ukraine (by Gaben for Kraft Foods) in cold weather conditions with no-mechanical cooling rooms and has made some adjustments to its technology to these type of storage conditions . Pimi has also successfully treated table-potato storage rooms with SpuDefender (by Omex for Branston) during the 2008-2009 potatoes season in the UK (See "Customer and Partners"). These tests were planed and supervised by the agronomist teams of all the above mentioned parties.

StoreGuard™ Family of Products

StoreGuard is aimed at extending the shelf life of fruits and vegetables by reducing a majority of crop skin diseases, and improving storage conditions. StoreGuard enriches the crop with Oxygen and humidity, which are key factors for good storability process. The active ingredient of StoreGuard is STHP, which is known to oxidize bacteria and fungi, as well as to be effective on a wide range of microorganisms [see EPA Hydrogen Peroxide (000595) Federal Register Notices at: http://www.epa.gov/pesticides/biopesticides/ingredients/fr notices/frnotices 000595.htm ]. Accordingly, and in the tests described herein (by Andrew Richardson and Allium & Brassica Agronomy Ltd.) StoreGuard was found to be effective in extending shelf live of vegetables at farmer storage rooms.

During the 2006-2007 cabbage season, StoreGuard was tested by Omex Agriculture ltd, UK in warehouses related to retail chain stores and was found effective in preventing quantity and quality losses related to dehydration, bacteria and fungal diseases in comparison to cabbage which was stored in regular storage conditions (the tests were initiated by Pimi and were executed by Omex Agriculture Ltd., UK). The final report was published in August 2007 by Andrew Richardson, and Allium & Brassica Agronomy Ltd. who were the project leaders. The results of this test included lower dehydration losses seen in cabbage treated with StoreGuard than in the standard refrigerated store.  Lower trimming losses were seen in cabbage treated with StoreGuard as opposed to the standard refrigerated store.  Lower levels of bacteria and fungi infections were seen in cabbage treated with StoreGuard as opposed to the standard refrigerated store. The most significant difference was seen in the inoculated cabbage, which had on average 41% of the head surface area infected in the standard store as opposed to only 12% in the StoreGuard store.

To date, use of StoreGuard has been found effective in comparison trials of stored cabbage and is currently being sold to a farmer in the UK who supplies cabbage to Marks & Spencer, a leading UK retailer. At the vegetable storage season of 2008-2009 thousands of tons of cabbage, broccoli and cauliflower were stored with StoreGuard, gaining increased yield and reducing diseases. Pimi plans to execute tests of StoreGuard on onions and carrots during the 2009 season (from September 2009-2010).

As of the date of the filing of this report, StoreGuard is promoted and sold in the UK by our distributor Omex Agriculture ltd., (see "Customers and Partners") and is used by several leading farmhouses in the UK.

SweetGuard™

In January, 2010, we completed our first commercial trial utilizing SweetGuard™ in the treatment of sweet potatoes. Similar to Pimi’s SpuDefender™, StoreGuard™ and SeedGuard™ patented technologies, SweetGuard™ is aimed at preventing the decay of sweet potatoes which may occur during storage and prior to packing and distribution.

Sweet potatoes can suffer up to 40% yield loss during storage. Accordingly, Pimi developed SweetGuard™ in order to reduce losses from the micro flora and contamination which may occur during the storage of sweet potatoes.

The trials were carried out in two cooperative farms, with two separate packing houses that export sweet potatoes from Israel to Europe. In these trials, SweetGuard™ demonstrated efficacy in various areas of post-harvest treatment, including significantly reducing the sweet potato decay in storage, reducing the fungal and bacterial population in the atmosphere of the storage room, increasing the quality of the roots and decreasing root decay, and increasing the appearance of the crop.

As a result of these trials, the two cooperative farms have decided to include SweetGuard™ in their regular working program for the crop season beginning in the summer of 2010.

Pimi’s management believes that the successful trial results will open a potential market for the treatment of sweet potatoes that was not previously within its short term line of business. According to the Unite States Sweet Potato Council Inc., the United States produces approximately 1.8 billion pounds of sweet potatoes a year, with an average crop value of $400 million. Pimi’s management aims at saving farmers in this market approximately 5-10% in crop loss through the use of SweetGuard™.

CitrusGuard™

On March 10, 2010, we completed successfully the first initial small scale trial utilizing CitrusGuard™, which is one of our StoreGuard™ family of products, in the treatment of Mandarins, one of the most sensitive and problematic citrus fruit for treatment,. CitrusGuard™ is aimed at preventing the decay of citrus fruits which may occur during storage, shipment and shelf life.

To date, green mold on citrus is controlled in California and other places, including Israel, by application of the fungicides Ortho-phenyl Phenate (OPP or SOPP), Imazalil, and Thiabendazole (TBZ). However, general concerns surrounding health risks of ingesting fungicide residues, among others, has led to the reduction in the concentrations of these fungicides in order to produce a lower amount of residue on the consumed fruits. As a result, this prevented the packers from effectively managing decay control pathogen's population which above all started to be resistant to such chemicals. The combination of these two issues has posed an urgent need to identify an alternative which is, more environmental-friendly means to manage green mold and its subsequent impact on the shelf-life of fruit.

The positive results trials were carried out in one of the largest packing houses in Israel, which exports to the United States and Europe. In these trials, CitrusGuard™ demonstrated efficacy in 15 boxes, or an aggregate of 150 Kg. The results of the tests demonstrated no contaminated fruit after 15 days of storage as opposed to 2 contaminated fruits which were stored utilizing current procedures, which use Imazalil residues.

As a result of the trials, we received positive feedback from the packing house, which informed our management of their decision to run several commercial tests this coming Citrus season.

OnionGuard™

In October 2009, we started a trial with Idaho State University and McCain to extend storability of onions by using OnionGuard, which is a formula of our StoreGuard. We have run a trial comparing OnionGuard™  to current storage without any treatment aiming to reduce decay and increase shelf life. The test is performed in cooperation with and McCain, which stores onions for their onion rings production line and encountered storability problems. The initial results received in March 2010 have shown improvement of storability in room temperature, as well as in cold storage temperature, of up to 20%.

The trial’s results of fresh onion storage are expected to be reported by the end of April 2010, and industrial storage  results, in 36 degree Fahrenheit are expected to be reported in May 2010.

SeedGuard™

Potatoes are susceptible to a variety of diseases that lower yields and tuber quality which might cause significant losses in the quantities and quality of crops. What's more, pathogens accumulate in successive cloning of tubers and in the soil used to grow them. That is why sustainable potato production depends on a constantly renewed supply of disease-free planting material. According to numerous international regulations, seeds, of all types, must be disinfected to prevent the transfer of diseases between countries, between seeds, from seeds to soil, and from seeds to crop.

Seed tuber disinfection treatments are used to reduce seed borne diseases. However organic mercury which has been used for this purpose has been banned and the alternative agents available are effective against only some of the pathogens. Moreover an increasing number of pathogens are found to be unaffected by any of these treatments (see Lea Tsror and al. "Survey of Bacterial and Fungal Seed borne diseases in Imported and Domestic Seed Tubers" (1999) at http://www.pimiagro.com/upload_pdf/1241461817_4.pdf).

Pimi has embarked on a R&D plan for potato-seed applications, aimed for the development of an innovative, holistic and ecological solution to treat potato seeds throughout their lifecycle, which was approved for receiving grants from the Israeli Chief Scientist Office (see "Governmental Support"). SeedGuard is designed to provide added-value to the seed producer and potato growers owing to its long lasting disinfectant effect, versus existing aggressive chemical treatments which are not environmental friendly solutions.

Since 2005 we have conducted extensive laboratory and field trials with SeedGuard in order to test its effectiveness against pathogens. We have conducted laboratory screening tests with SeedGuard of most common seed pathogens (bacteria, fungi, molds, yeast) diseases under the supervision of the Vulcani institute Israel. The results have shown that SeedGuard is effective in controlling diseases caused by the major pathogens (These tests have shown that SeedGuard has the ability to reduce pathogens such as Late Blight, Silver Scurf Dry Rot, Black Scurf, Black dot, Early blight, Tuber Rot, Common Scab, Powdery Scab between 50% to 100% ) . We have also conducted "in situ" tests on seed potatoes, in order the test SeedGuard’s efficacy on these seeds. We have conducted several field trials on different seed varieties, different soil profiles and different climates. The conclusions from all of these tests and trials were that SeedGuard is able to control seedborne diseases and does not have negative effect on the yield.

The Company has initiated research by independent research institutes, as well by Pimi’s Chief Research Officer, Prof. Abraham Nachmias, which examined SeedGuard, as described below:

•
In  2006, Pimi initiated a research study which was conducted by Dr. Leah Tsror, Orly Erlich, Mariana Hazanovsky – Uri Zig, Vitali Tropnov which was published under the title "Field Experiment Report - Evaluation of Seed Gourd (SG) 101 as seed treatment for reduction of Common Scab on Potato" ,The research was executed by the, Volcani Center, Department of Plant Pathology, Gilat Experiment Station, Ministry Of Agriculture, ARO Negev, Israel at see http://www.pimiagro.com/upload_pdf/1245745035_123.pdf . The conclusions of this research indicated that seed treatment with SeedGuard was effective, and it would be worthwhile to examine this treatment at a higher dose, and perhaps to test a furrow treatment to see if it can control soil-borne scab.

•
In 2008, Pimi initiated a research study which was conducted by Prof. Abraham Nachmias under the title, "Seed Gourd SG 101 Potato Seed disinfection for EGO". The research was executed by The Center for Potato Research in Hot Climates Ltd. SeedGuard was applied into a commercial bag of 1.25 tons vs. an untreated control. The results were that the fungal population of the treated lot was lower 30% - 50% then the untreated control.

An advantage of SeedGuard, which was discovered in connection with the tests described above, that SeedGuard does not harm the potato seeds, which, immediately after harvest, have a very delicate peel. Management is not aware of any product or technology which is able to treat potato seed at this crucial stage of the seeds. In addition, SeedGuard has been found to protect the seeds against seedborne, storage and soil borne diseases during the entire lifecycle of the potato seeds, from harvest to storage and planting, Management believes, based on the tests described above, that SeedGuard is suited for this early stage of the life cycle of seeds, and believes this unique advantage will help in the promotion and sales of SeedGuard.

Pimi has discovered what is called the "Epical Dominance Breakdown Effect" (patent protected) which stimulates lateral eyes that may cause more stems and thus support more potato tubers that may result in a higher yield for the grower. These qualities were demonstrated in field trials with some potato seed varieties, and it suits the seed preparation method before planting, which is used in European countries.

Management intends that SeedGuard will provide the following key benefits, which were demonstrated in trials conducted so far:

•	Sanitizes a wide range of seed-born pathogens;
•	Induces apical dominance breakdown in potato seeds;
•	Where epical dominance breakdown can be done, may increase marketable yield and therefore may increase grower’s profits in potato seeds;
•	Delivers an extra care program for seeds from harvest through storage to planting by controlling the majority of diseases threatening the seeds and its daughters;
•	Increase seed health and potency.

Management estimates that additional substantial R&D is required to tailor the SeedGuard to specific seeds such as wheat, corn and others.

In addition, on November 17, 2009, we completed the first commercial trial in Europe utilizing SeedGuardTM in the storage of Narcissus bulbs, otherwise known as Daffodils. Daffodils are often regarded as one of the most beloved ornamental bulb flowers worldwide, however diseases are major limiting factors of Narcissus bulb production, which can reduce flower quantity and quality.

The trials were carried out in two different locations, with two separate growers, and demonstrated successful results. Specifically, SeedGuard™ applied to Narcissus bulbs prior to storage reduced Fusarium basal rot by 70% and 50% in locations 1 and 2, respectively. Following the application of SeedGuardTM, more bulbs were recorded healthy than diseased. The results of this study pointed out the potential of SeedGuardTM to reduce bulb disease of Narcissus, by reducing the populations of pathogens that are carried on the bulb into storage.

Products planned for Research and development

Pimi plans to extend its line of products in the coming years by devoting substantial R&D for two other areas, where Pimi has identified a market need for environmental friendly solutions.

GrainGuard™

The grain agricultural market, including corn, wheat, rice and soy, make up the largest segment of the dry foods storage market. Grains are typically stored in silos and tend to develop mildew, fungus, bacteria and other harmful organisms which cause huge losses. Current grain disinfectant solutions are mainly chemicals and are harmful to the environment and leave residue in the grains. These chemicals are gradually being phased out (see Food Industry Grocer, January 17, 2009, at: http://findarticles.com/p/articles/mi_hb5245/is_7888_232/ai_n31348288/?tag=content;col1, and also at:  http://www.pan-uk.org/pestnews/Issue/pn57/pn57p20a.htm).

GrainGuard is designed to treat grains against mildew, fungus, bacteria and other harmful organisms, which cause huge losses in yield. Unlike existing chemical treatments, Grain Guard’s active ingredient is environment-friendly and residue-free.

This product line requires substantial R&D and field tests in order to tailor specific solution variants to specific types of grains and pests and storage infrastructure.

SoilGuard™

The soil treatment market is in need for an ecological solution since the commonly used agrochemical Methyl Bromide was banned from use due to its harmful effects on the environment and is gradually phasing out. We aim that SoilGuard™ will address the following:

•	Disinfection against soil diseases;
•	Treatments against pests (such as Nematodes);
•	Killing of weeds.

We have yet to initiate the R&D for the SoilGuard TM which may be lengthy and costly, and which might require cooperation with a strategic partner in this field.

Our Technology

Pimi’s technology for increasing the storability and shelf life of fruits and vegetables is based on a unique proprietary solution and delivery system.

Active Ingredient - Stabilized Hydrogen Peroxide solution (STHP)

Pimi has developed a patented Stabilized Hydrogen Peroxide (H2O2) formula that includes: Hydrogen Peroxide (widely used in various industrial applications, such as: rocket fuel, wound disinfection, hair coloring and teeth whitening), Phosphoric acid and stabilizers. The formulations were developed by Nimrod Ben Yehuda, Pimi’s co-founder, with the assistance of leading research institutes.

Fogging delivery system

By harnessing the advanced fogging technology of ultrasonic micro Droplets (which was developed by third parties and was upgraded by Pimi's management) and the special distribution method developed by the Company, Pimi's Technology is capable of distributing a lower than 10 micron droplet cloud in the storage room. This ultrasonic droplet diameter and the application method generate “Dry Fog”, forms a highly effective vehicle for distributing Pimi’s products. Ultrasonic droplets with Pimi’s distribution protocol enable the penetration of even the tiniest gaps in a potato peel. An added benefit comes with the ability to raise relative humidity to a very high level of 99% without causing the devastating effects of a condensation event. The system is fully automated, thus enabling a cost-effective implementation for customers, reducing many hours of labor and minimizing user intervention.

Manufacturing Process Supply of Raw Material

Pimi’s products are currently produced by Solvay Chemical International S.A in their plant located in Belgium ("Solvay") and also in Israel. Solvay is one of the leading world-wide producers of Hydrogen Peroxide. Solvay manufactures STHP for us while the silver stabilizer of the formula is produced by another manufacturer in Europe. Management anticipates that Solvay will produce our products for North America and East Asia. Management believes that Solvay has production facilities in these regions.

Pimi has agreed verbally with Solvay to buy minimal quantities of the products from Solvay, upon the approval of our products by the EC. The prices of the products are fixed for the long term and are subject to the fluctuations in the prices of raw materials, energy and the cost of packaging used for the manufacturing of our products.

Transportation and Storage of our Products

Unstable Hydrogen Peroxide is a common chemical sold and transported worldwide in 50% concentrations; transported Hydrogen in such concentrations is defined as dangerous goods by the industry.

We have decided to supply our products with stable Hydrogen Peroxide and at low concentration of only 20% or 7%, which is graded as lower risk compared to the Unstable Hydrogen Peroxide at 50% concentration. At this grade of risk the product should be transported by certified truck drivers, and the truck should be marked with special signs. The delivery of the product should be transported together with Material Safety Data Sheets (MSDS) which show the dangers related to the product and the safety procedures, including how the product should be handled.

Peroxide is an aggressive oxidizer and will corrode many materials. Hydrogen Peroxide should be stored in a cool, dry, well-ventilated area and away from any flammable or combustible substances. It should be transported in special tanks and vehicles and should be stored in a container composed of non-reactive materials.

Pimi is carefully and diligently following the above rules and regulations in handling the product in transportation and storage.

Governmental Support

Pimi Israel has received grants from the Israeli Chief Scientist for   a program of investment in research and development of solution for disinfection of potato seeds (SeedGuard TM) in 6 stages method. The approval of the Chief Scientist was extended and changed in order to enable certain expenses to be recognized for the grant. Pimi has received from the Chief Scientist the sum of $121,753 (484,429 NIS) as grant under this program.

Pimi is obligated to pay the grant back to the Chief Scientist in the form of royalties. In the first 3 years of sales we shall pay 3% out of the sales of the product which was developed under the R&D program. In the fourth, fifth and sixth years of sales we shall pay 4% of such sales, and from the seventh year and on we shall pay 5% up to the amount of the grant. If there will be no sales of the product which was developed under the program, Pimi will not be required to pay back the grant.

Under the law and regulations relating to the grant, sale of the IP developed under the program to a foreign entity will require the approval of the Israeli Chief Scientist.

Intellectual Property

We have developed a significant intellectual property portfolio of patents. We believe that our intellectual property portfolio, coupled with our strategic relationships (see "Customers and Partners") and accumulated experience in the field, gives us an advantage over potential competitors. We currently maintain the following patents (for the agreement of the transfer of the rights in the patents and patents applications to us, see "Certain Relations and Related Parties transaction"):

Country	Patent Register No.	Application No.	Status	Validity Date
U.S.A	6,797,302		Granted	July 2019
U.S.A	6,946,155		Granted	July 2019
U.S.A	7,147,872		Granted	July 2019
U.S.A		12/691,3161	Pending
Europe		99933105.1	Pending
China	99810112.5		Granted	July 2019
Russia	2262230		Granted	July 2019
Russia		2005115093	Pending
Australia	757,181		Granted	July 2019
South Africa	2001/1528		Granted	July 2019
Israel		125520	Pending
Chile		1675-99	Pending
Mexico	230589		Granted	July 2019
Canada		2,338,718	Pending
Kenya		PCT/IL99/00403	Pending
Argentina	AR 019937- B1		Granted	July 2019
Bulgaria		105167	Pending
Bolivia		P990103701	Pending
Brazil		PI9912697-4	Pending
Colombia		99047340	Pending
Costa Rica		6061	Pending
Cuba		22/2001	Pending
Czech Republic		PV 2001-254	Pending
Georgia		AP1999004257	Pending
Guatemala		PI99-01099	Pending
Honduras		PCT/IL99/120	Pending
Hungary		P0201109	Pending
Korean		2001-7001082	Pending
Latvia	12750		Granted	July 2019
Nicaragua	1441		Granted	July 2019
New Zealand	509566		Granted	July 2019
Peru	3093		Granted	July 2019
Poland	P-348722		Granted	July 2019
Paraguay	4217		Granted	July 2019
Slovenia	9920057-20615		Granted	July 2019
Slovakia		PV97-2001	Pending
Turkey	TR2001-231		Granted	July 2019
Uruguay		025.625	Pending
Serbia		P-51/01	Pending
Norway		20010447	Pending
Romania		A 2001-00090	Pending

__________________________________________________________________________
1 The application was filed on January 21, 2010 for a continuation patent of patent No. 7,147,872.

Regulatory Approval of Pimi's Products

In order to distribute and sell our products it should be approved by the regulators in every country where it is sold. So far we have obtained the approval of the Israeli Plant Protection and Inspection Services for SpuDefenderTM.

Our distributor for the UK, Omex Agriculture Ltd, is selling our product as "Plant Strengthener" under a clearance form the UK Pesticide Safety Directorate, as a humidifier and Oxidation enriching agent for Fruits and Vegetables.

We are currently acting together with Wilhelm Weuthen GmbH, our partner in Germany in order to obtain the approval of BWL (the German relevant authority) to the SpuDefender. The BWL has agreed to extend our pilots rooms with Weuthen for 2009-2010 potatoes season to 7,000 tons.

As of the date of this report we are simultaneously seeking the approvals of the U.S. and EU authorities for the sale of our products in the U.S. and Europe, as described below:

Regulatory Process in the United States

The U.S. regulatory authority in charge of the approval of our product is the Environmental Protection Agency (EPA). The EPA regulates pesticide chemical use in foods through a regulatory tolerance publication process. Under EPA regulations, specific pesticide chemicals may be used in specific foods for particular reasons. The amount and kinds of pesticide chemical residues permitted to remain on food vary according to FDA regulation which is administered by the EPA. Although the EPA establishes pesticide use and tolerances and exemptions from tolerances for pesticide residues by its regulations, FDA enforces the EPA regulations through several provisions in the Food Drug and Cosmetic Act.

In order to issue its approval for the use of such products, the EPA requires that we will show, through a series of physical and chemical tests done by approved laboratories, that the registered product conforms with regulatory requirements and meets minimum standards of safety to humans and the environment when used as labeled. While the EPA does not require submission of efficacy data, EPA does hold companies responsible for insuring that the performance of a product conforms to label claims.

At the date of this report, we are engaging Wagner Regulatory Associates Inc. from Hockessin, Delaware ("Wagner") as our regulatory consultant for our application to the EPA. Wagner filed our application dossier in June 2009, in order to have registration approval before September 2010 (2010-2011 potatoes season).

We have applied to the EPA to register SpudDefender containing Hydrogen Peroxide as the active ingredient.  We have been advised by Wagner that in June 2002, the EPA established a regulation that permits application of hydrogen peroxide to all food commodities, and therefore when such product is used according to this EPA regulation, the residue of Hydrogen Peroxide is exempt from the requirement for a specific tolerance level (i.e. residue level). Therefore, in this instance, in Management’s opinion, it is unlikely that the EPA would be concerned about Hydrogen Peroxide since it is exempt from tolerance requirements. However, the EPA requires registration of any new label and/or application of any new product, such as SpudDefender, and SpuDefender will be examined by the EPA for all its ingredients, a process which will take up to twelve months from filing.

We have been advised by Wagner that, due to the fact that there is an exemption from the requirement of tolerance for the active ingredient (Hydrogen Peroxide), at the rate used in our products, the registration process will last between eight to twelve months and will cost us up to $100,000.

If and when the EPA approval is received, Pimi will still be required to attain the approval in each state where our products will be delivered. Management does not believe that the costs of registration in each state are of a material nature to the Company.

We have been advised by our regulatory consultant that since the active ingredient of SpuDefender, StoreGuard and SeedGuard is the same (i.e. Hydrogen Peroxide) there is an option to register StoreGuard and SeedGuard as an expansion of SpuDefender for other applications and uses.  Therefore we believe the registration and approval of our other products will take between 4-6 months from submission of the respective files, which will begin only after the completion of the registration of SpuDefender.

Regulatory Process in Europe

In Europe the authority in charge of the approval of our product is the European Commission. Under the Plant Protection Products Directive 91/414 (the "EU Directive 91/414"), the European Commission requires that we will show that the product is not toxic, has physical and chemical safety properties and is effective (i.e. it achieves the statement under its label). In order to submit the application ("Dossier") we have engaged Redebel S.A from Brussels, Belgium ("Redebel"), who is a specialist in such process.

We have been advised by Redebel that in order to register our product in the European Community the complete Dossier for inclusion of Hydrogen Peroxide on "Annex I" of EU Directive 91/414 must be approved by the European Commission ("Annex I Listing"). Such file has to include documentation and information concerning the active ingredient (in our case Hydrogen Peroxide). Important elements of such documentation are toxicological and eco-toxicological profile of the molecule and eventual dangers and hazards coming from human exposition. An example of use of this substance in “formulated “product has to be also presented, and the most important element of this part is demonstration of the efficacy – prove of the activity of the product declared on the label. Solvay Chemicals International S.A ("Solvay") who is one of the leading manufacturer of Hydrogen Peroxide and the manufacturer of our Products for European circulation (see " Manufacturing Process and Supply of Raw Materials "), allowed us to use part of its Biocide Products Directive Dossier under the EU Directive 91/414, in order to save us trials and expenses relating to reaching the above information relating to Annex I Listing.

Concurrently, we have to apply for registration of the formulation under (Annex II) and also to execute efficacy tests for the product and its application under what is called Annex III. In July 2009 we met with the British Health and Safety Executive (formerly known as the Pesticide Safety Directorate PSD) and we have been advised that we will have to execute six efficacy trials and that due to a new regulation of the EU from May 2009, the valuation period of the file by the reporting country will take up to 2 years (which formerly was only one year).

Normal procedure for efficacy testing is two years of trials. Redebel is currently preparing the file for submission, which will be submitted in September 2010 to the UK as Rappaurter (Reporting) Member State who will examine the file on behalf of the European Commission.

Due to the reason the Dossier of Solvay will support our application we estimate the cost of the registration to be up to 160,000 Euro.

Once the listing of the active ingredient (approval of the European Commission) will be received we shall have to register the product in each Member State of the EU, were our products will be sold and used, which will cost additional fees between 8000 Euro- 42000 Euro (depending on the Member State). We have been advised by Redebel that, in order to apply for the permanent member state (national) authorization (as well as for the provisional authorization) we will have to submit a complete Annex III dossier to each member state, where we will be marketing and selling our product, for its approval. Each member state will evaluate the file and there could be differences in time and the lengths of the process between the member states. However, we have been advised by Redebel that there is a possibility for a “Mutual Recognition” procedure, under which the dossier is evaluated only once by one member state, and once authorization is received in this state, the other member states will follow. This will decrease the costs of handling the process, and shorten the period of receiving the authorizations from different member states.

We have been advised by our regulatory consultant that once the active ingredient will be approved by the European Commission (Annex I and Annex II) than in order to register our other products (StoreGuard and SeedGuard) which are based on the same active ingredient, in the EU, we will be required to conduct only efficacy trials (Annex III) for these products. The process of registration of our other products is expected to take at least one year from the date of filing.

Effects of Regulatory Approvals on our Business plans

To date, we have filed the application with the EPA. At the date of filing of this report we apply SpuDefender in  3 pilot storage rooms (from the end of September 2009) which is  be located at  Oregon and Wisconsin State University . These pilot rooms imitate typical storage conditions which are used across the U.S. for storage of potatoes. If the authorization is not received until the conclusion of these trials, we shall have to destroy the crop, which was used for the trials. If authorization will be timely, it will not significantly change our timetable as the efficacy pilot rooms are requested by the customers and must be completed, but it will enable us to avoid the destruction of the crops (and the costs associated with it). These tests are designed according to the standards and protocols of Frit-o-lays, , McCain, Lamb Weston/Conagra and on of the major US supermarket chain, and are closely monitored by their agronomists' teams. See Customers and Partners elsewhere in this report. We do not have commercial agreement with these companies, and additionally, we do not anticipate to enter into commercial agreements with these companies. We estimate on the basis of discussions held with these companies, that successful storage results in these pilot rooms will enable us to step into full commercial usage during the 2011potatoes season, although there is no guarantee to this extent.

To date, we are preparing together with Redebel the dossier for filing with the European Commission. We plan to submit the dossier to the European Commission by September 2010. We have already received the approval of the German BWL to conduct trials in commercial volumes in Germany in the coming seasons. We intend to apply for permission from the PSD in the United Kingdom for six trial rooms in the coming season, as part of the regulation process in the EU. We plan to receive temporary approvals in Germany, the United Kingdom, and perhaps other EU member states during the upcoming potato season (2010-2011). Accordingly, we anticipate that we will be able to start commercial sales of SpuDefender in these countries by this time period.  Concurrently we intend to continue the sales of Storomex as plant strengthener in the United Kingdom for potatoes and cabbage.

Customers and Partners

As a small company with roots in Israel, one method by which Pimi is able to contract with potential partners, in particular those having a favorable foot-print in their respective markets and having the ability to educate end-users (i.e. their customers), is by gaining recognition and acceptance of market leaders having the best leverage point to our prospective customers. These companies, being opinion leaders with high sensitivity to environmental-friendly growing demands, are in the best position to influence their suppliers, who are Pimi's potential customers, in testing and ultimately adopting Pimi's technology as their next generation solution for post-harvest treatment.

As discussed below, we have entered into agreements with companies who specialize in the supply of agriculture products, primarily in Europe. We are also cooperating with several major suppliers of table potatoes and producers of processed potatoes, who are examining Pimi’s products in order to use it at their storage rooms during the next potato season.

Omex Agriculture Ltd.

In January 2009, Pimi Israel and Omex Agriculture Ltd. ("Omex"), a company who is active in supplying agriculture inputs to farmers in the UK, entered into an Exclusive Distribution Agreement which is valid until December 31, 2012, and shall continue thereafter for consecutive one year terms, until terminated by either party by advance notice of six months. Pimi and Omex have been working together in marketing Pimi's products for farmers in the UK since 2006. Under this agreement, Omex markets, sells, distributes and installs systems and equipment required for the application of Pimi's low dosage usage protocol of SpuDefender TM in the UK. This version of SpuDefender TM will be distributed in the UK under the name of "Storomex". All cost of marketing of the  Storomex will be borne by Omex. Under the agreement, should Storomex require registration with any government agency in the UK, Omex will execute such registration and bear all associated costs.  Pimi will provide Omex with all relevant technical information concerning Storomex, and Omex will provide Pimi with information concerning the development of the market, sales projections, report on product performance and details of customers and storage facilities. It was agreed that the patent application and all other intellectual property rights are, and upon termination of the agreement, remain Pimi's property.

Omex did not achieve its anticipated sales objectives for period from September 2008 until August 2009. While the Company has the option to change the distribution terms to semi-exclusive at this point, it has not exercised such option as of the date of this report.

Together with Omex we have conducted, in the potato season of 2008-2009, efficacy performance in pilot storage rooms, for major table potato suppliers, and storage rooms of process potatoes for international key player in the industry as discussed in this section. At the 2008-2009 potatoes season we treated six storage rooms of cabbage with our products on 3 farming sites in the UK. The cabbage was stored for intended industrial and retail usage. In one of these rooms we also treat broccoli and cauliflower for retail supply to Marks & Spencer. All of the farmers informed Omex, that the quality of the crops were better then the normal storage protocol they used. The treated rooms were kept for a longer period than normal storage protocol. As of the date of this report Omex is engaged in the distribution of Pimi's StoreGuardTM, for storage of cabbage in the UK, and it supplies this product to several framers.

PepsiCo UK and Ireland (Frito- Lay)

During the 2008-2009 potato season we cooperated with PepsiCo Europe, and its UK headquarters which is in charge of potato storage in West and East Europe. PepsiCo produces and markets Frito Lay chips. We have installed a pilot storage room for a farmer who grows and stores potatoes for Walker Snacks, a subsidiary of PepsiCo, who manufactures Frito Lay chips for PepsiCoThe room was treated by our products and technology for Frito–Lay chips, in comparison to CIPC adjacent storage room. Management has been informed by PepsiCo that the quality of the French fries was found satisfactory by PepsiCo Quality control and the agronomist team as to the frying colors of the chips, which is the main factor in determining the results of the test. Samples from the storage room were tested by an international laboratory for residues, the results of which were that the residues are in the approved levels of food safety standards. PepsiCo has decided, due to the lack of registration and approval of the SpuDefender as pesticide, not to use the treated crop. PepsiCo has verbally notified us that the use of our product as sprout arrestor interests them and, as of the date of this report, we and PepsiCo UK are planning to get a permit for trials as for 2010 -2011 potato season.

As of the filing date of this report we are also in contact with  PepsiCo USA who are involved in the chips potatoes  pilot storage room for processed potatoes in Wisconsin State University..

McCain Food Limited

McCain is one of the world leaders in terms of processors of frozen food and French fries, and is a world known brand for French fries (See: http://www.mccain.com/company/Pages/default.aspx ). During the 2008-2009 potato season we installed a pilot storage room of 750 tons for a farmer in the UK who grows potatoes for McCain UK. The pilot storage room of 750 tons of potatoes was treated by our products and technology to be utilized by McCain Food UK. We have been informed by McCain that the potatoes which were treated by our product had been processed by the producer after it was tested by their quality control, and were found to have the same quality as those which were treated by CIPC. As some parts of the potato pile have not shown the same quality as others in controlling sprouting due to humidity, we have decided to adjust our storage protocol in order to avoid high humidity.  In the 2010-2011potatoes season we intend to get permit for trials and execute  it together with McCain.

As of the date of this report we are in contact with McCain head quarter in Canada to run a trial in the coming season, 2010-2011.

Branston Holding Ltd

Branston Holdings Ltd. (“Branston”) is a packager and supplier of table potatoes for retailers in the UK. Branston’s main customer is Tesco UK, who is a leading retailer in the UK.  Branston stores over 250 thousands tons of potatoes each year between its facilities and the farmers who are associated with Branston. Our partner in the UK made contact with Branston in June 2008, this lead to several sessions with their suppliers. During the 2008-2009 potato season, we installed a pilot storage room for a farmer who grows potatoes for Branston. Several varieties of table potatoes weighting 2,000 tons were treated by our product and technology, since September 2009, The pilot ended in mid May 2009. Branston's technical team has monitored and supervised the whole tests. Branston informed us that they have found the quality of sprout suppression positive, and have announced, verbally, that they intend to use our product instead of CIPC.

RWZ- Wilhelm Weuthen GmbH

Wilhelm Weuthen GmbH ("Weuthen") is one of the largest services suppliers for the potato industry in Germany. Weuthen is a company in the RWZ DE group of companies, who is a supplier of agriculture inputs to more than 75,000 farmers in Germany.

During the 2008 potato season, we treated a pilot storage room of 1,500 tons related to Weuthen with SpudefenderTM. The potatoes treated in these pilot storage rooms were sent to processors of French fries, and we have been advised by the processors that they have not found any quality difference (i.e. frying colors, diseases, defects, dry contents) between CIPC treated potatoes and potatoes treated with SpudDefenderTM . Based on the experience gained in these pilot storage rooms, we have changed our storage protocol in order to adjust it to the requirements of external temperature control with cold air.

In the 2009 -2010 potatoes season Weuthen installed two rooms with SpuDefender. Due to huge crop damage in picking potatoes for storage, they had to release the rooms from storage in February 2010 instead of keeping it till the end of the stored season. It was decided between us and Weuthen to have next season those two rooms for confirming long period of storability with SpuDefender prior to starting of heavily marketing efforts.

Weuthen has also decided to start a trial with SeedGuardTM on potato seeds in the coming crop season (September 2009) and has expressed intention to start trials of our StoreGuardTM on other vegetables. As of the date this report, we are testing, along with Weuthen, other applications of SpuDefender on potatoes, such as treating table potatoes prior to packing and the treatment of potatoes seed tubers. The results where successful and we estimate that Weuthen will order our product for the treatment of table potatoes this season.-

We are currently negotiating with Weuthen the possibility of nominating Weuthen as our exclusive distributor in Germany, Austria, Switzerland and The Benelux countries, and we plan together with Weuthen to treat additional storage rooms in the coming potato season in Germany.

Kraft Foods Inc.

Kraft Foods Inc. is one of the major growers, manufacturers and suppliers of processed potatoes for Eastern Europe. We have been informed by Kraft Food (Ukraine) that since they are not dealing with importation of chemicals they have appointed Gaben to be its supplier for our products to Ukraine. In April 2008 we have entered into an import contract with Gaben LLC, for the importation and supply of SpuDefender to the Ukraine where Kraft's plant and storage rooms are located. This contract expired in September 2008, and is no longer in effect.

Kraft is following the Scandinavian regulations and standards, limiting maximum supply level of CIPC at 25 grams per ton of potatoes per season. Management understands that Kraft is seeking to replace CIPC as a sprout suppressor in order to improve quality, and reduce losses caused by limitation in CIPC usage. During the potato season of 2008 -2009 we installed a pilot storage room at Kraft Foods, Ukraine. The trial has shown that SpuDefender was more effective than CIPC in controlling sprouting. Fry colors of the potatoes treated by SpuDefender were at the same level as those treated by CIPC. However, due to humidity problems caused by external high humidity conditions in Ukraine last winter, parts of the potato pile have not shown the same quality as others in controlling sprouting. Based on the pilot rooms experience we have made some changes to our storage protocol to adjust it to the conditions of high humidity outside the storage room which was caused by the cold weather conditions as was experienced in Ukraine this winter. We believe that due to these changes of the protocol and formula the humidity will be decreased and the effectiveness of our product as a sprout inhibitor will improve.

Kraft Food has decided to extend the usage of SpuDefender™ for 6,000 tons in the 2009 -2010 potato season. Kraft has also decided to initiate a trial with our SeedGuard™ on potato seeds in the 2009 crop season (October 2009- May 2010). However, due to the economic situation in East Europe we have decided to postpone the activity with Kraft in Ukraine and to concentrate at this stage in West Europe and in the United States.

Vegiesafe LLC (Earthbound LLC Group)

In January 2009 Pimi Israel entered into a Joint Venture Agreement ("JV Agreement") with Vegiesafe LLC ("Vegiesafe"), an affiliate of Earthbound LLC ("EB"), a group of companies engaged in consulting to mass-market retailers and major supermarket chains in North America (http://www.earthboundllc.com/). EB has a proven track record in developing private label campaigns (apparel) for Wal-Mart and Target brands.

The Joint Venture will market, sell and distribute Pimi's technology throughout the United States, on an exclusive basis, and throughout Canada and Mexico, on a non-exclusive basis. Vegiesafe will market and handle the sales activities of the Joint Venture. Vegiesafe intends to seek retailers and major distributors in the U.S., who will recommend its producers and suppliers to manufacture and supply CIPC-free potatoes, or CIPC-free potato products. The exclusivity of the Joint Venture is subject to fulfillment of certain milestones of annual sales as herein described. We will have 70% of the rights in the Joint Venture and will nominate two of its directors; Vegiesafe will have 30% of the rights, and will nominate one director. We will grant a sub-license to the Joint Venture for the use of our patents and technology, relating to the products and to any new product developed by us, for the term of the JV.

We are obligated to continue to operate the Joint Venture so long as certain trigger events occur prior to December 31, 2009. The Trigger event is defined as: an event, where any retailer and any fast food chain, or any major packaged, frozen or snack food marketer, or any major or national vegetable (or fruit) growers and major or national distributors in the US expresses an interest in launching CIPC free potatoes or CIPC free potato products at any Retailer or by any distributor, by requesting its supplier/s to use our technology for  potatoes or potato products, in order to produce or to supply CIPC free potatoes or CIPC free potato products for its consumption.

In May 2009 Pimi and Vegiesafe mutually agreed that a trigger event occurred, thereby obligating, the continuation of the Joint Venture. Accordingly, Vegiesafe’s exclusivity is subject to the following milestones: Entering a CIPC free branding program with two retailers or distributors prior to September 2010; the treatment of 150,000 tons of potatoes in the season of 2011 (September 2011); the treatment of 350,000 tons of potatoes in the season of 2012 (September 2012).

Vegiesafe will invest in the Joint Venture an aggregate amount of $250,000 which will be used to cover expenses reflected in a budget prepared for the J.V and approved by Vegiesafe and Pimi. The Joint Venture will use the Vegiesafe TM as the trademark for fruits and vegetables which will be treated by our products and are CIPC free. Any additional investment in the Joint Venture in excess of the $250,000 shall be contributed by the parties according to their share in the Joint Venture upon mutual consent, taking into account the Joint Venture's business and its needs.

As of the date of this report, Vegiesafe introduced our Joint Venture to major retail chain stores in the U.S., as further described below.  These chain stores have, in turn, introduced us to their suppliers of table potatoes and French fries.

Specifically, Vegiesafe met with executives from the Agricultural Operation division of McDonalds several times during the first quarter of 2009, which has led to our introduction with ConAgra Foods-LambWeston (“ConAgra”) by McDonalds in April of 2009. ConAgra-Lamb Weston is one of the largest suppliers of McDonalds’ frozen French Fries. As a result, this has lead to the planning of an efficacy trial of storage rooms of French fried potatoes, which will be conducted from October 2009 through March 2010 under the supervision of a technical team Conagra/Lamb Weston.

The trial protocol  has been designed by us together with ConAgra , and is currently run in Oregon State University and is inspected by their agronomists together the University researchers. As of the date of this report the trial is still under execution.

In addition, Vegiesafe met with executives of Target Brands’ merchandising division several times during the first quarter of 2009, which has led to our introduction with Potandon Produce LLC (“Potandon”) in April of 2009. Potandon is one of the largest suppliers of fresh potatoes in the U.S. who supplies Target Brands’ of fresh potatoes.  Parallel to Target and Potandon we have met with one of the leader supermarket and its main supplier. As a result, we set efficacy trial in a storage room of table potatoes, started in October 2009 in Wisconsin State University (“WSU”) under the supervision the WSU agronomist. The trial has been designed in accordance with the Supermarket Quality specifications and in accordance with our storage protocol. At the time of this report the trial is running and is under evaluation.

Lastly, Vegiesafe met with executives of Frit-O-Lays several times through the first quarter of 2009. Such meetings occurred pursuant to the meetings and feedback from PepsiCo UK’s Agricultural Development Unit in connection with the trials held in England during the fourth quarter of 2008, as discussed in this section. Together with Frit-O-Lays and Wisconsin State University, we set efficacy trial in a  storage room of chips potatoes, which is conducted from October 2009 through March 2010 under the supervision of Frit-O-Lays technical team . Due to bad conditions of the storage room and the poor conditions of the potatoes we have changed the objectives of the trial to show ability to control mature sprouts, rather then to prevent sprouting. We have agreed with the Wisconsin State University to run in the coming potato season a trial  prior to presenting efficacy on a commercial storage scale room. As of the date of this report we have been informed from Wisconsin University potatoes committee that they have approved this trial for the next storage season program trials.

APH Group

APH Group from Netherlands is a distributor of machinery which offers a complete range of equipment for potato, onion and carrot production, and is positioned strongly in Russia and China. Together with APH we are exploring the possibility to distribute our products in Russia.

Oninvent Techniek B.V

Omnivent Techniek BV., ("Omnivent"), is a company who is acting as distributor and installer of systems for control of storage room atmosphere mainly in Europe. We entered, into a Memorandum of Understanding ("MOU") in May 2008. Under the MOU, subject to the success of the efficacy trials (during the potato season of July 2008-June 2009), Omnivent will be appointed as our contractor for humidity treatment systems in the Netherlands and in any country agreed to by us and Omnivent. It was agreed that subject to mutual decision of the parties, they may go ahead with the cooperation after the success of the efficacy trials, and the parties will negotiate the terms of the cooperation.

Solvay Chemical International S.A

Solvay is a world leader in production of Hydrogen Peroxide. Solvay produces our products as on OEM product (under our name). Through discussions and correspondence, we have mutually agreed with Solvay that Solvay will exclusively produce our products world-wide at competitive market prices. As of the date of this report, we are in negotiations with Solvay on the terms of our agreement with them, and are currently working with them based on non-binding verbal agreement.

Tapud Industries Ltd

Tapud Industries Ltd, Israel, has been applying Pimi's products and technologies as part of a benchmark test versus the CIPC storage protocol in rooms storing 750 tons of potatoes. The results reported so far by Tapud’s food technologists are that Pimi’s protocol achieved higher quality results in comparison to the potatoes treated by CIPC, in terms of yield and the same results of frying colors. We use Tapud storage rooms as our beta site in Israel. During this potatoes season (starting in Israel in June 2009), we conducted two successful commercial storage rooms in order to optimize our storage protocol for different varieties of potatoes.

Strauss Elite Ltd

Strauss Elite (“Strauss”), who is the partner of PepsiCo in Israel, has been using our products and technologies for four years. Last season we applied SpuDefender on more than 50% of Strauss’s stored potatoes. In 2009 storage year, we applied SpuDefener on more that 60% of Strauss’s stored potatoes.

Pimi’s SpuDefenderTM installation at RWZ Weuthen, Germany, December 2008:

The Market

In order to facilitate the supply of fruits and vegetables year round, a significant share of fresh produce is put into special long-term storage houses, and is packed and distributed upon request of food chains and processors. However, unless produce is stored in controlled conditions and is properly treated, it will rapidly deteriorate and become inedible. Deterioration of fruits and vegetables during storage depends largely on temperature.   One way to slow down this change, and thereby increase the length of time fruits and vegetables can be stored, is by lowering the temperature to an appropriate level.  However, it should be noted that fruits and vegetables can suffer a reduction in quality in lower temperatures. Moreover, humidity also plays a major factor in helping keep crops from withering, while not over saturating them with humidity.

Storage Conditions

The main factors that affect storage are:

Temperature: All fruits and vegetables have a 'critical temperature' range, above which they begin to ripe and then rot, and below which undesirable and irreversible 'chill damage' takes place.  Carrots, for example, blacken and become soft, and potatoes suffer from cell de-structuring. Potatoes for example are typically stored at temperatures between 2-4º C for table potatoes, and 8-12 º C for processed potatoes.
Relative humidity: For most produce, a high but not saturated, relative humidity is required, e.g. 85 - 95%. This can be achieved by sprinkling the produce with water vapor.

Ventilation: Adequate and unrestricted air movement is also necessary to maintain constant temperature and humidity throughout the storage pile and for removal of Ethylene and CO 2 from the crop, which prevents stress, dehydration loss and decay.

Sprout Inhibition: vegetables such as potatoes and onions are susceptible to sprouting while in storage. Sprouting causes weight loss and high sugar level which in turn reduces the quality of fresh produce, affects the color of fried potatoes and can lead to more diseases and rotting. As such the potato processing industry rejects these potatoes.

Shelf Life

The shelf life of stored crops can lose up to 50% of their quality if improperly stored.   Realistically, post-harvest losses of fresh produce averages approximately 12-15% in developed countries and between 25%-50% in developing countries (see http://www.postharvestindia.com, see Post harvest Handling of Fresh Vegetables edited by Tina O'Hare, published 2001 at ACIAR, and see Kader at Acta Horticular. 682, ISHS2005 ).

Size of Markets

The following table presents the additional addressable markets for Pimi for 2010-11:

Additional Fruits & Vegetables	Produce per annum (billion pounds) ¹	Produce per annum (million tons)	Storage per annum (million tons) ²
Cauliflower & broccoli	39	18	12
Garlic	33	15	10
Peppers & chilies	57
Eggplants	71	32	21
Tomatoes	279	127	84
Mushrooms & truffles	12
Asparagus	15	7	5
Citrus: Oranges, lemons, others	193
Kiwi	3	1	1
Avocado	7
Mango & guava	70	32	21
Bananas	170

Value Chain

The potato industry can be roughly divided into two major segments:

•	Table (consumed) potatoes.
•	Processed potato food products.

Following is a diagram depicting the value chain in the two segments of the potato industry.

The processed potatoes are used for French Fries and Chips. The world wide market for such products is dominated by large multinational companies such as McCain, Lamb Western, and PepsiCo with the label Frit-o-lays.

The Need; Diminishing Use of CIPC and Extending Shelf Life

Potatoes by nature will have a dormancy period after harvesting of 2-3 months (depending on the variety). After this period the potatoes will start sprouting. Effective sprout control is a major component of managing stored potato quality. If proper sprout control is not maintained, significant reduction to tuber quality will occur, and the ability to store the product for extended periods of time is diminished. Sprouting causes high yield loss and low quality produce for consumers and for processing. Sprouting is also associated with the conversion of starch to sugars, which is undesirable in the processing industry, due to the darkening effect of fried products. In the table potato industry, visible sprouts on potatoes are unacceptable to consumers.

Currently, the primary method to control sprouting in storage is with post-harvest applications of isopropyl N-(3-chlorophenyl) carbamate ("Chlorpropham" or "CIPC"). CIPC inhibits sprout development by interfering with cell division, thereby causing a hormonal affect on the potatoes. CIPC is an effective sprout inhibitor although factors such as storage conditions, application technology, and cultivar can impact that effectiveness. CIPC penetrates into the potatoes, and it active mode is under the potato skin (systemic activity). For the toxic effects of CIPC, see: http://pmep.cce.cornell.edu/profiles/extoxnet/carbaryl-dicrotophos/chlorpropham-ext.html.

CIPC is a high stable chemical compound therefore it has high residue where  applied. Today, CIPC is applied in storage rooms as well as in packing houses before distribution to retailers, therefore its residues can be found on the wall and floors of storage houses, on the processing lines, in water used for washing the potatoes and also in livestock which are fed with the potato peels.

CIPC is the most commonly used post-harvest sprout inhibitor in the United States and Europe. However, in August 1996, a federal registration eligibility decision (RED) for CIPC was issued by the EPA for the continued use of this chemical sprout inhibitor of harvested potatoes in storage. This decision allowed for a residue tolerance of 50ppm for fresh potatoes entering the market place. Later in 1996, the Food Quality Protection Act (the Act) required reassessment of all chemical registered on or before the date of the act and CIPC among them. A mandate issued, in 2002, by the Environmental Protection Agency, from the requirements of the Act resulted in a significant reduction in allowable CIPC residue ("Pesticide Tolerance") on fresh potatoes in the United States from 50ppm to 30ppm per kg. In 2006 the EPA has issued regulations limiting the residues on wet peel potatoes (which are used for feeding live stock) to 40 ppm per kg. (See http:// www.epa.go v /, and "Klienkopf, Gale "Sprout inhibition in storage, Current Status, new Chemistry and natural Compounds". American Journal of Potato Research, June 2003),

While EPA establishes the pesticide tolerances it is the US Food and Drug Administration that enforces the maximum level. FDA routinely samples food and analyzes pesticide residues. If residues exceed permissible levels then FDA will investigate. If circumstances warrant then FDA may take legal action against those responsible for illegal food residues which could be grower or pesticide manufacturer. For more information on this, see: http://www.fda.gov/bbs/topics/ANSWERS/ANS00643.html.

In Europe, the European Commission Directive (149/2008 of January 29, 2008) limits and sets MRL of 10ppm per kg after use of CIPC. In official surveys done by the EU, CIPC belonged to the most frequently detected pesticide which significantly exceeds the MRL. Indicative exposure assessment for acute risk revealed that the intake of Clorpropham exceeds the Acute Reference Dose (0.5 mg/kg) for children in 3 samples (see: http://www.uni-mannheim.de/edz/pdf/sek/2007/sek-2007-1411-1-en.pdf ).

The UK Pesticide Safety Directorate has indicated that CIPC might be candidate for substitution, because of its persistence, bio-concentration ability and/or its high toxicity. (See PSD, May 2008. p. 31 ff:
http://www.pesticides.gov.uk/uploadedfiles/Web_Assets/PSD/Impact_report_final_(May_2008).pdf

Following evidence suggesting that residues of CIPC can be found above the MRL of 10 mg/kg, the UK authorities has adopted, in February 2008, a new regulation under the Pesticide Regulations 1986 (SI 1986/1510), under which the product labels of CIPC must be amended in order to include a warning saying that if the total dose applied is greater than 36g CIPC per ton, then treated potatoes must only be used for commercial processing. Additionally the industry in the UK has recommended that maximum quantity of CIPC applied for Processed Potatoes should not exceed 63.75g of Clorpropham per ton (See ”CIPC Stewardship Action Plan" at:  http://www.certiseurope.co.uk/binarydata.aspx?type=doc/CIPC%20Action%20Plan%202008%20release.pdf).

In Europe each Member State has its own enforcement authority (such as the AFSCA in Belgium, the AFSSA in France and the PSD in the UK) that is authorized to check up the stored crops and to reject crops which exceeds the MRL Those authorities usually initiate legal actions against farmers and suppliers who violates the law.

In Sweden CIPC has been banned for use since 2005.

In addition, organic food and organic agriculture is rapidly gaining momentum and is advocating chemical and residue-free use from produce to storage and maintenance. The Organic Materials Review Institute in the United States (OMRI) is a national nonprofit organization that determines which input products are allowed for use in organic production and processing. OMRI Listed or approved products may be used on operations that are certified organic under the USDA National Organic Program. Per OMRI guidelines, CIPC is not on the approved list of the organic products (see http://omri.org/OMRI_datatable.php?search=cipc).

This trend is strengthened by, relatively new, consumer's trend to consume low or non-residue produce which have risen to 20%-25% of consumed produce in developed countries like Netherlands.  (See "Reducing Residue Rising up Priority List", 78 FGJ 1 February 2008. at:
http://www.bcpcertis.com/Certis.bcp/English/Home/News/page.aspx/565?xf_itemId=522&xf_selectionDatapartId=512.

Moreover, management believes that the trend in the market, as may be exhibited by market leaders, such as Marks & Spencer, Tesco and Sainsbury in the UK and EDEKA chain in Germany, is  to replace, as much as possible, fruits and vegetables treated with chemical which leave residues with fruits and vegetables with no residue or low residue.

In light of the above-referenced regulations, greater environmental consciousness and awareness, as well as feedback from agricultural industry professionals, management believes that once a valid and viable replacement is found for chemically-treated fruits and vegetables, further limits, and perhaps complete replacement of CIPC and other chemicals, will take effect. Management further believes there is an opportunity for replacing residue-leaving chemicals, such as CIPC, with environmentally friendly solutions, such as SpuDefender. Accordingly, and following extensive research, development, and pilot trials, management believes SpuDefender is a viable substitute for CIPC in the treatment of fruits and vegetables.

Alternative sprout inhibitors to CIPC continue to be evaluated by the industry, including essential oils (e.g., caraway, peppermint, spearmint, clove) or their components (e.g., s-carvone, eugenol) physically damage the developing sprout and suppress sprout elongation. However, repeated or continuous application of these compounds may be necessary for efficacy. Substituted naphthalenes (e.g. dimethyl naphthalene, disopropyl naphthalene) may help reduce the amount of CIPC applied or dependency on CIPC for sprout suppression in storage. To the best of Management’s knowledge, and based on discussions conducted with individual farmers, farmer's organizations, and producers of French fries and chips in the U.S. and Europe, an effective alternative for replacing CIPC, aside from SpuDefender, has yet to be presented to the potato storage-related industries.

It is also common that diseases develop in stored potatoes. The current procedure to deal with this situation is to lower the humidity and dry the potatoes which, in turn, results in substantial yield losses. Dehydration is also important component as potatoes are losing part of their weight during storage due to dehydration.

Pimi’s products are targeted at storage facilities that are either owned by farmers, or independent storage providers, or are owned by the food manufacturers. Pimi’s products provide chemical and residue-free, and an organic certified product as opposed to a CIPC-based treatment and effective method for preventing rot and decay of in storage and on the shelf thereby significantly extending their shelf life.

Competition

SpuDefender

The manufacturers and distributors of CIPC, which SpuDefender is competing with, are large chemical companies such as Cerits Europe B.V, Loxan B.V, Aceto Agriculture Chemical Corporation, United Phosphorous limited, Mirfield Sales Services Limited, Standon Chemicals limited, Atlas Crop Protection Limited and Whyte Agrochemical LTD. These manufacturers have promoted the "CIPC Stewardship Action Plan 2008" for the UK, which was introduced in order to monitor and control the application of the CIPC in order not to exceed the current EU MRL of 10mg/kg and at the same time to enable the continued use of CIPC in the UK. We expect significant competition from these manufacturers and distributors of CIPC.

At the same time, there are several products which aim to substitute the CIPC which are in potential competition with SpuDefenderTM:

•
Greenvale, UK launched the Ethylene gas solution that may control sprouts at low dosage. It has been used in some storage rooms in Europe. In management’s opinion the Ethylene has some disadvantages: the frying colors are affected by it, therefore it can be used only for table potatoes; it requires relatively expensive equipment for its distribution; and after been released from storage accelerated sprouting occurs.

•
Certis, Belgium launched the Caraway oil extract, however, in management’s opinion, this substitute is not demonstrating an ability to replace CIPC due to fact that it is not palatable and it affects the fry colors.

•
Certis also manufactures Clove oil which, in management’s opinion, has several disadvantages: The oils affect taste, aroma as well as cooking and fried taste. To the best of management’s knowledge the Industry banned it due to bad fry colors.

Other product are: 1,4-Dimethylnaphthalene (1.4-DMN) and 2,6-Disopropylnaphthalene: This two synthetic hormones are the replication of natural hormones within the potato that induce and prolong its dormancy. This chemicals application in combination with CIPC can control effectively sprouting but has no disinfection capability, to the best of management’s knowledge. The compounds are several years in the US market with no significant presence.

•
There are several other hydrogen peroxide products that claim, as Pimi claims, meaningful bacteriologic control abilities. To the best of management’s knowledge all of these products are based on HP and Acetic & Peracetic acide. These compounds are used in the food industry for more the 60 years and are very effective as disinfectant but limited in scope; in the niche of fruits and vegetables the application suffers several disadvantages, and in particular they have no long-term effect as disinfectant.

Management believes that the trend in the markets to use environmentally friendly products, which are residue free, or low residue, and to replace the subsisting chemicals which are high residue, together with the trend of the regulators to reduce the usage of high residue chemicals (such as CIPC), will cause potato growers and potato storing companies to prefer Spudefender , and therefore the price of Spudefender will not be the major component in the decision to utilize SpuDefender in place of CIPC-treated products.   Therefore, management believes that although the company anticipates selling SpuDefender at higher prices than CIPC (at $5-7 per ton for SpuDefender per storage season, compared to $2-4 per ton of potatoes for CIPC treatment per season) price difference will not be a major factor in competition.  Furthermore, in order to compete in the market with competitors with established companies which have greater financial resources, the company has taken steps to differentiate its products and has created the joint venture with Vegiesafe LLC, in the U.S., which launched the Vegiesafe consumer brand, marking residue free fruits and vegetables in the U.S.

SeedGuard™

We  anticipate SeedGuard to compete with manufacturers of chemicals which are currently used by the industry, such as: Imazalil, Fungizil, Celest, Monceren, Amistar and Mancozeb. These products are manufactured by chemical producer's giants such as Bayer Cropscience AG which produces Moncern, Dow Agroscience which produces Mancozeb, and Syngenta AG which produces Celest, which have greater financial resources than our company, and by many other chemical manufacturing companies. The Company expects vigorous competition from these companies.

To management's best knowledge, the cost of treatment with Celest could amount to $90 per one ton of potato seeds. The cost of treatment of one ton- of potato seeds with Monceren could amount to $50, and the cost of treatment with Mancozeb could amount to $30 per ton of potato seed tubers. At times, the potato seed producers and growers of potatoes require the use of all of the above chemicals before planting, which could amount to an average of $100 to $150 per ton of potato seed tuber per season. We aim that SeedGuard would replace all of the above chemicals, and therefore we may be able to receive the price of $30 per treatment of one ton of potato seeds, which we estimate to be a competitive price.

We believe that SeedGuard will receive the support from regulators and seed growers, who will prefer environmentally friendly products to high residue subsisting products, thereby increasing our competitive advantage.

StoreGuard™

StoreGuard is used mainly to increase shelf life and storability of Cabbage Broccoli. As the date of this report management do not know on other solution or other products, which claim to have the same qualities of our StoreGuard, in extending shelf life of cabbage and Brocoli, and do not expect direct competition with this product for treatment these vegetables.

OnionGuard™

Is intended to extend storability and maintain quality on stored onions, in order to extend the storage after April each year. We do not know on other solution which offers the same storability extension.

SweetGuard™

Is intended to reduce decay brightness and storability of Sweet Potatoes. As of the date of this report we are not aware of competing products.

CitrusGuard™

Is formulated to prevent mold contamination in citrus during its storage, transporation and shelf life. This product was developed in order to replace residue treatment with Imazalil, which is the current treatment and there is a demand of the market to reduce it usage.

Strategy

SpuDefender™

We have established different market entry strategies for Europe and the U.S. In Europe the awareness of retailers and food processors and farmers to replace CIPC and other residue products is high, therefore our Strategy for market-entry and short-term strategy for Europe consists of:

• Commercial beta trials demonstrating product efficacy in selected crops (potatoes, cabbages, onions, etc.);
• Selection of local distributors/strategic partners;

• Registration and regulatory approvals of the product;
• Product sales to:

• Industrial producers;
• Storage providers;

In the U.S. where the awareness of CIPC and other residue in fruits and vegetables is relatively low, our strategy to establish a foothold in the market is by convincing retailers, such as market leaders and leading fast food chains, to adopt CIPC-free potatoes as their standard. Management believes that once market leaders will adopt the standard of CIPC free potatoes, the industry in general will follow. For this reason we have established our Joint Venture with Vegiesafe LLC whose mother company Earthbound LLC is engaged in consulting to mass market retailers and major supermarket chains in North America in brand development. Our Joint Venture has contacted already with major retail chain stores and fast food chains in the U.S. See Customers and Partners elsewhere in this report.

Once we establish a foothold in the market, we will attempt to establish strategic relations with several large distributors and licensed firms who already have a regional distribution network. This will enable us to rapidly increase our global market share and coverage without investing in building a global distribution network from scratch. At this stage, based on this model, we will implement the know-how of our technology to these strategic partners which will be responsible for ordering the product from our OEM manufacturer and focus in marketing and sales activities, enabling us to focus on developing additional products.   The distributors will also be in charge of the marketing of our products, and we intend that each distributor will be obligated to minimum sales. We intend to support our distributors with research and tests results and professional publication on our products. We will also support our distributors in education of the market, in regulating of our product and in professional advice. We will also contribute to participations in conference in exhibitions where our distributors and us will present our products.

We plan to sell the SpuDefenderTM to farmers and growers, storage providers and industrial food producers. Initially, we will sell our products through local distributors who serve this target market. These distributors are familiar with installation and maintenance of storage management systems and can also provide professional services (i.e. design, consulting, etc.) to storehouses. SpuDefender TM is manufactured and packaged by a leading, certified European manufacturer for the European market. Once we will start sales in North America the product will be supplied under OEM agreement in the states by Solvay International S.A (see “Manufacturing Process Supply of Raw Materials”).

This multinational producer of Hydrogen Peroxide is able to also supply the company’s needs in Asia as well. Pimi’s distributors will purchase the SpuDefenderTM solution from us and deliver it from our supplier to its facility and distribute it to the farmer/storage provider. The distributors will be trained by our technical team and will be responsible for recommending, training, and optionally also designing and installing the required fogging system that distributes Spudefender in the storehouse. For customers who do not have a required fogging system, we and our distributors will either provide one at a cost to be determined or alternatively, bundled with a minimum order of SpuDefenderTM .

SeedGuard™

Growing and producing seeds is a very complicated and professional section of agriculture. Therefore it is controlled by large companies which are able to develop, register and produce seed varieties. In Europe, the production and distribution of potato seed tubers is controlled by large producers such as HZPC from Dutch, Europlant from Germany and Cateness from Scotland. We have already approached several of these companies and they have shown interest in SeedGuard. It will require that we shall show the efficacy of SeedGuard to these seed producers, which we estimate will require at least two potato seeds seasons.

We intend that the same distributors of SpuDefender will also distribute our SeedGuard.

StoreGuard™

Our StoreGuard is aimed to be sold to farmers and storage companies of vegetables such as cabbages, cauliflower and broccoli. In order to penetrate this market we have to show efficacy of StoreGuard to such farmers and storage companies. We have already made efficacy tests of StoreGuard with several farmers in the UK, which have shown satisfying efficacy.

We intend that the distributors, who will be appointed for SpuDefender, will also market and distribute StoreGuard. These distributors will be in charge of its supply and the installation of the equipment which will be required for the application of StoreGuard.

Employees

At the date of this report, we employ 3 full-time and 3 part time employees. We intend to employ regional desk managers for each region we will be active in.

Corporate Development

Subject to fund raising and regulatory approvals, management plans to expand the Company’s activity in the U.S., East Europe and Asia. The expansion to East Europe and Asian regions will be by nominations of desk managers to handle the sales for the Company’s products within these regions. The Company also intends to enter into distribution agreements with regional distributors or international corporations who are active in these regions.

In order to execute our expansion plan to the U.S., we intend to establish a subsidiary that will undertake the development, marketing and technical support of the sales of our products within the U.S. Management intends that this subsidiary will also participate in the Joint Venture with Vegiesafe for the marketing of SpuDefender  and StoreGuard. The subsidiary will employ special product managers and the necessary staff to handle the development of SeedGuard within the U.S.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as our Board of Directors deems relevant.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock. The following factors, as well as other factors affecting our operating results and financial condition, could cause our actual future results and financial condition to differ materially from those projected. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the years ended December 31, 2009, 2008 and 2007, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the company.

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

In order to continue our operations, without expanding our activities, we estimate that we will need minimum capital in the sum of $1,100,000 in 2010. As of March 31, 2010 we have used credit lines in the sum of  $49,159. Currently our net burn rate is approximately $90,000 per month. Thus, we will need additional sums of approximately $1,000,000 through December 31, 2010.

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

During the year ended December 31, 2009, we incurred net losses in the sum of $1,076,624. Since we have started our operation in 2004 and until December 31, 2009 we incurred accumulated losses in the sum of $3,075,771. We expect to continue to incur losses for the fiscal years ended December 31, 2010.  Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

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

Our product has been tested in multiple small scale tests. The product is currently undergoing four (4) beta sites trails in the US with leading food processors and retailers in such countries. It is possible that the results from these large scale tests may show lower efficacy than tests conducted previously, and may require some product improvements as well as possible changes in the application and storage protocol. These factors may significantly delay our product’s introduction to market. Likewise, we cannot be sure these products will be commercially viable, and have no assurances that we will be able to expand upon our current product offerings or that any such expansion will result in revenues to the company.

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

Our business and operations may be affected by climate change conditions, which could materially harm our financial results

Our business may be affected from changes in climate conditions; as such events would affect the storability of crops (such as potatoes) in those cases where there is unusually warm, dry, humid or cold weather before cropping.

For example, in the recent 2009-2010 potato season, parts of Europe experienced a very dry period prior to the picking of potatoes. This condition affected the storability of the potatoes and, as a result, we were required to release one store room earlier than anticipated. In addition, we experienced unusually high temperatures in Israel in May and June 2009. These conditions affected the physiological age of the potatoes, which resembled older aged potatoes when they arrived in to the store, which resulted in them being out of dormancy prior to storage. This required us to conduct a shorter storage period.

In such instances, we may suffer a decrease in revenue as a result of a smaller storage volume of rooms or shorter storage period . While as of December 31, 2009 climate change events did not influence us materially, we anticipate that once we will increase our operations, and certain territories will experience significant climate change, such as above-common rains, heat waves, dry air conditions, and unusually cold or prolonged cold weather conditions, such events may materially impact our financial results.

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

There is presently a limited market for our shares, and we cannot be certain that a public market will become available, or that there will be sufficient liquidity to allow for sale or transferability of the shares within the near future. Therefore, the purchase of the Shares must be considered a long-term investment acceptable only for prospective investors who are willing and can afford to accept and bear the substantial risk of the investment for an indefinite period of time.  There is not a public market for the resale of the Shares.  A prospective investor, therefore, may not be able to liquidate its investment, even in the event of an emergency, and Shares may not be acceptable as collateral for a loan.

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

If we are subject to penny stock rules, you may have difficulty selling your shares of our common stock. For more information about penny stocks, please visit http://www.sec.gov/answers/penny.htm

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company and its subsidiary currently lease office space at Kibutz Alonim. The Company currently pays monthly rent of $ 638 (NIS 2,500) plus VAT per month pursuant to a 12 month lease started Jan 1 2009 and until Dec 31 2009, with an option for an additional 12 months, starting Jan 1, 2010. We have exercised our option for additional 12 Months, starting January 1, 2010 and ending December 31, 2010.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In December 2009, our common stock began quotation on the OTC Bulletin Board under the symbol "PIMZ".

Holders

As of December 31, 2009, the approximate number of stockholders of record of the Common Stock of the Company was 44.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Stock

On April 27, 2009, we purchased all the issued and outstanding shares of Pimi Israel from Pimi Israel’s shareholders in consideration for 6,313,589 shares of our Common Stock (the “Exchange Agreement"). As a result, Pimi Israel became a wholly-owned subsidiary of the Company.  The shares owned by the Shareholders, who are all Israeli residents, were issued pursuant to Section 104B of the Israeli Tax Ordinance (the “Tax Ordinance”). Pursuant to the Tax Ordinance, the shares were issued to and in the name of a trustee appointed by the Company (the “Trustee”). Moreover, the shares (and all related rights) shall be held by the Trustee in trust for the Shareholders who are Israeli residents for a period of 24 months following the granting of the Shares (the “Restricted Period”), during which period the Israeli residents shall be entitled to sell a collective aggregate amount of 10% of their shares (i.e. 328,380 shares). The Israeli resident's shareholders may privately agree that any of them may be able sell more than 10% of their shares, provided the other shareholders agree to sell less than 10% of their shares. Accordingly, the total amount of the shares sold by the Israeli resident's shareholders during the Restricted Period shall not exceed 10% of the aggregate shares held by these shareholders. The Israeli resident's shareholders have agreed that the Israeli resident's shareholders listed on the Selling Shareholders table herein may sell the number of shares included in this Prospectus. Under the Tax Ordinance, the Company is barred from selling the shares of Pimi Israel for a period of 24 months from the date of acquisition.

Pimi Israel’s 2008 Shares Option Plan (the "Pimi Israel Plan") was established as an incentive to retain Pimi's board of directors, employees and consultants whose services are considered valuable. Subject to adjustments as provided in the Pimi Israel Plan, a total of 623,547 Ordinary Shares NIS 0.01 for each share of Pimi Israel (the “Shares”) were subject to the Pimi Israel Plan. As a result of Pimi’s acquisition of Pimi Israel on April 27, 2009, the 561,191 options granted under the Pimi Israel Plan were exchanged for 561,191 options of Pimi pursuant to the 2009 Pimi Share Incentive Plan.

On June 15, 2009 we issued shares of Common Stock to several investors:

•
We issued 45,328 shares of Common Stock shares $0.01 each to Earthbound LLC, under the Term Sheet dated January 20, 2009, by and between Pimi and Earthbound LLC, in consideration for payment of $60,000 US Dollars ($1.325 per 1 Common stock share) which were received by the Company.

•
We issued to Mr. Youval Nahum, an Israeli citizen, pursuant to a Stock Purchase Agreement dated June 4, 2009, 20,000 shares of Common stock shares $0.01 each in consideration for  payment of $27,000 US Dollars ($1.35 per 1 Common stock share) which were received by the Company. The issuance of these shares was  made pursuant to Regulation S of the Securities Act.

•
We issued to Mr. Ehud Nahum, an Israeli citizen, pursuant to a Stock Purchase Agreement dated June 4, 2009, 20,000 shares of Common stock shares $0.01 each in consideration for  payment of $27,000 US Dollars ($1.35 per 1 Common Stock share) which were received by the Company. The issuance of these shares was made pursuant to Regulation S of the Securities Act.

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

On November 15, 2009, we closed a private placement of 36,500 shares of common stock (the “Securities”) to three Israeli investors under Regulation S and one US investor under Regulation D (the “Investors”) for aggregate gross proceeds of $ 42,225 pursuant to a Securities Purchase Agreement.

On November 15, 2009 we issued 37,037 shares of Commons stock $0.01 par value to Solomon Capital 401K Trust (“Solomon Capital”), pursuant to a Stock Purchase Agreement dated November 12, 2009.  Such shares were issued in consideration for payment of $50,000 by Solomon Capital. Mr. Solomon Sharbat is the owner of Solomon Capital 401K Trust. Following the Company’s receipt of a check for $50,000 on November 12, 2009 the shares were allocated to Solomon Capital. However, it later came to the Company’s attention that the check bounced due to insufficient funds in Solomon Capital's bank account. Following communications with Mr. Sharbat regarding the bounced check, a sum of $23,510 was paid by Solomon Capital to the Company, and Y. Solomon returned to the Company the share certificate for 37,037 shares, and was issued a new certificate for 17,763 shares based upon his investment of $23,510.

On February 3, 2010, we issued 3,225 shares of common stock to Mr. Assaf Rozenblat, an Israeli citizen, under Regulation S in consideration for his investment of $5,000 pursuant to a Securities Purchase Agreement.

From January 25, 2010, through February 8, 2010, we issued 35,000 shares of our common stock to 3 existing shareholders of our company for total consideration of $47,250, under Regulation S, pursuant to a Securities Purchase Agreement.

On March 31, 2010 we issued 30,000 shares of Common Stock to Lampost Capital LLC in consideration for the Financial Advisory services rendered under Financial Services Agreement.

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

Investment Agreement with Earthbound LLC

On January 20, 2009 an investment agreement (the “Investment Agreement”) was entered into between Pimi Israel and Earthbound LLC a Limited Liability Company registered in Delaware ("EB"). It was agreed that EB will invest the total sum of $300,000 the investment will be paid to Pimi in tranches as follows: first tranche of $60,000 was paid on March 15, 2009.  The second tranche of $60,000 was paid on June 15, 2009. The balance of $180,000 will be paid in two installments as follows:  $90,000 on September 15, 2009 and $90,000 on January 15, 2010. EB will receive the allocated shares pro rata to the Investment against each installment of the Investment. As of the date of the filing of this report , EB has invested a total of $180,000 and received 135,986 shares of Common Stock of the Company and its options to invest the balance of the shares has expired .

On May 3, 2009 we issued to Earthbound LLC a warrant for the purchase of 145,985 Common Stock shares of the company at the price of $1.37 per share to be exercised until June 15, 2009. The warrant was extended until August 31, 2009. The warrant has been granted to EB in furtherance of the Investment Agreement as further incentive to EB to increase their investment in the Company. As of August 31, 2009, EB has not exercised the warrant and, accordingly, it has expired.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Please see page i of this Annual Report for “Information Regarding Forward Looking Statements” appearing throughout this Annual Report.

Introduction

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, "Risk Factors "). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Company History

Pimi Israel was established in 2004 with a vision towards developing environmentally friendly and organic alternative solutions to current chemical treatments of agricultural harvest, such as fruits, vegetables and grains, thereby improving the well-being of consumers, growers and the environment. Pimi Israel has devoted significant research in developing environmentally friendly solutions for pre and post harvest treatments of fruits and vegetables. The company's technology is based on a unique, patented formulation of Stabilized Hydrogen Peroxide, combined with a controlled distribution system used to apply it, as well as to maintain humidity at optimal levels in storage rooms.

On April 27, 2009 we purchased all the issued and outstanding shares of Pimi Israel from Pimi Israel’s shareholders in consideration for 6,313,589 shares of our Common Stock (the “Exchange Agreement"). As a result, Pimi Israel became a wholly-owned subsidiary of the Company.

Pimi is addressing the immediate need of minimizing crop loss during season-long harvest storage using treatments that are environmentally friendly. Current industry treatments are based on harmful chemicals that are gradually being banned by regulatory bodies throughout the world. Due to the magnitude of this unsolved problem and the enormous impact of a long-awaited solution in the global agricultural industry, management believes that Pimi is positioned to become a leading company in this field.

Overview

The Company focuses on developing environmentally friendly solutions for extending storability of vegetables and fruits. The Company is currently in the research and development stage. To date, the Company is developing three products and has started the commercialization of two of its products: SpuDefender and StoreGuard.

Currently, the Company is focused on solutions related to the potato industry. Potatoes are the second largest crop (after grain) worldwide. The world market for potatoes is estimated at approximately 325 million tons, of which more than half are stored for an average period of five months.

We primarily aim at treating and developing storage solutions for stored potatoes utilized by consumers, as well as seed potato tubers, which are the raw material used for growing potatoes. SpuDefender is aimed at preventing quality losses due to sprouting and diseases for stored potatoes (table and processed), and SeedGuard is aimed at preventing diseases and pathogens in seed potatoes. In addition, the Company has developed StoreGuard, which increases storability, reduces quantity and quality losses for fruits and vegetables, such as cabbage, cauliflower and broccoli.  The Company has completed the development of the StoreGuard storage protocol for cabbage and broccoli in the United Kingdom, which is currently being sold in the UK in connection with the storage of these vegetables.

All of our products are based on Stabilized Hydrogen Peroxide ("STHP"), which has the ability to reduce a wide range of pathogen and diseases, as well as to control sprouting. STHP breaks-down after usage into water and oxygen while the stabilizers are washed away. Accordingly, our products are environmental friendly.

Critical Accounting Policies

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our accounting policies are described in Note 2 to the financial statements appearing elsewhere in this report. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. Due to the early stage of operations of the Company there are no accounting policies that are considered to be critical accounting policies by the management.

Recently issued accounting pronouncements

ASC Topic 105, "Generally Accepted Accounting Principles"

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “ASC”), a replacement of FASB Statement No. 162. This Statement replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASU's). SFAS No. 168 became effective for financial statements issued for interim and annual periods ending after September 15, 2009.
Concurrently with the issuance of SFAS 168, the FASB issued ASU 2009-01, an amendments based on SFAS No. 168 in order to codify SFAS No. 168 within ASC Topic 105, "Generally Accepted Accounting Principles".  This ASU includes SFAS No. 168 in its entirety, including the instructions contained in Appendix B of the statement.  The guidance in ASC Topic 105 became effective for financial statements issued for interim and annual periods ending after September 15, 2009.
Applying the guidance in ASC Topic 105 did not impact the Company’s financial condition and results of operations. The Company has revised its references to pre-Codification GAAP in its financial statements for the year ended December 31, 2009.

ASC Topic 855, “Subsequent Events”

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which was codified into ASC Topic 855, “Subsequent Events”. This standard establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASC Topic 605 - 25 “Revenue Recognition - Multiple-Element Arrangements”

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for the Company), with early adoption permitted, modify the criteria for recognizing revenue in multiple element arrangements and require companies to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, the amendments eliminate the residual method for allocating arrangement considerations. The Company is currently evaluating the impact that the adoption would have on its consolidated financial statements.

ASC Topic 820, “Fair Value Measurements and Disclosures”

In January 2010, the FASB updated the “Fair Value Measurements Disclosures” accounting standard. This update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). The update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.

As applicable to the Company, the update will become effective as of the first interim or annual reporting period beginning after December 15, 2009, except for the disclosures of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.
The adoption of the new guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations for the Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Total Net Sales:  Total Net Sales decreased $8,106 or 8% to $96,506 in 2009 from $104,612 for 2008. These changes in 2009, were derived from sales of our products and technology to pilot storage rooms in order to show efficacy in the UK, Ukraine and Germany. The Company’s products and technology are still in development stage and have not been actively marketed to date proving the efficacy of our products, and the introduction of our product without generating substantial sales.

R&D Expenses: R&D Expenses for 2009 of $763,829 increased $248,675 or 48% from the $515,154 in 2008, due to cost of the pilot storage rooms we have installed in the UK, Ukraine and Germany and costs related to these pilot rooms such as travel expenses.

General and Administrative Expenses:  General and administrative expenses increased by $220,771 or 118% in 2009 to $407,803 from $187,032 in 2008 mostly due to increase in Professional fees expenses

Loss from Operations: Loss from operations for 2009 of $1,075,126 was up $477,552 or 80% from the loss from operations in 2008 of $597,574 mainly as a result of the growth in R&D expenses ($248,675) and in G&A expenses  ($220,771).

Financing Expenses:  Total financing expenses in 2009 amounted to $1,498, which were $3,922 lower than our financing expenses of $5,420 in 2008. Theses changes was a result of higher activity, higher net interest and bank expenses as well as changes in the exchange rates.

Net Loss: Net loss of $1,076,624 in 2009 was $473,630 or 79% more than the net loss in 2008 of $602,994, mainly as a result of the growth in R&D expenses ($248,675) and in G&A expenses  ($220,771).

Results of Operations for the Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Total Net Sales:  Total Net Sales increase $88,849 or 564% to $104,612 in 2008 from $15,763 for 2007. These changes were derived from sales of our products and technology to pilot storage rooms in order to show efficacy in the UK, Ukraine and Germany.  The Company’s products and technology are still in development stage and have not been actively marketed to date proving the efficacy of our products, and the introduction of our product without generating substantial sales. These increase

R&D Expenses: R&D Expenses for 2008 of $515,154 increased  $196,139 or 61% from the $319,015 in 2007,due to cost of the pilot storage rooms we have installed in the UK, Ukraine and Germany and costs related to these pilot rooms such as travel expenses

General and Administrative Expenses: General and administrative expenses decreased by $3,004 or 2% in 2008 to $187,032 from $190,036 in 2007. Due to $27,575 decrease in salaries, and increase of $21,178 in professional fees, and $3,393 in others.

Loss from Operations: Loss from operations for 2008 of $597,574 was up $104,286 or 21% from the loss from operations in 2007 of $493,288 as a result of the growth in R&D expenses ($196,139) were partially compensated by growth of sales ($88,849).

Financing Expenses Total financing expenses in 2008 amounted to $5,420, which were $3,663 higher than our financing expenses of $1,757 in 2007. Theses changes was a result of higher activity, higher net interest and bank expenses as well as changes in the exchange rates.

Net Loss: Net loss of $602,994 in 2008 was $261,541 or 77% more than the net loss in 2007 of $341,453. The net loss for 2007 was reduced due to income from discontinued operation (see note 14 to the Financial Statements).

Liquidity and Capital Resources

As of December 31, 2009, we had liabilities of $386,919 ($238,184 as of December 31, 2008), including $224,411 ($101,511 as of December 31, 2008) of third party liabilities, and $162,508 ($136,673 as of December 31, 2008) was due to related parties.  The amounts due to related parties are for consulting services and salaries $162,508 ($86,000 as of December 31, 2008) and for services and reimbursement of expenses relating to the company’s patents and patent applications $0 ($26,000 as of December 31, 2008).

As of December 31, 2009 we used credit lines in the sum of $9 ,114. As of March 31, 2010 we have used credit lines in the sum of  $49,159. Currently our net burn rate is approximately $90,000 per month. Thus, we will need additional sums of approximately $1,000,000 through December 31, 2010.

Management believes that as a result of anticipated financings which are anticipated to take place in 2010, and with certain revenues to be received from the sale and delivery of its products to clients, there will be sufficient capital to meet operating needs for the year ended December 31, 2010. However, there can be no assurance that we will be able to obtain such financing, on terms acceptable to us and at the times required, or at all

The Company has sustained operating losses and its cash needs extend beyond its current resources. Subsequent to December 31, 2009, the Company will exhaust most of its liquidity. In addition, the Company does not have a reliable consistent source of future funding. These factors create an uncertainty about the Company’s ability to continue as a going concern.

The Company anticipates that it will begin to realize material revenues in the potato season of 2010 (the third and fourth quarters of 2010), as clients will begin to utilize and pay for the Company’s product and technology, and the Company determined that approximately $2.5 million of additional funding is necessary to bridge the Company to the larger revenue sales that were due to begin in 2010. Realization of revenues is subject to regulatory approval of the relevant regulator, in each country where we intend to deliver, distribute and sell our products, which we currently do not have, except for the state of Israel.

Net Cash Provided by or Used in Operating Activities for the years 2009 and 2008

Net cash used in operating activities, generated from continuing operations was $847,772 and $589,632 for the years ended December 31, 2009 and 2008, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities.

Net Cash Provided by or Used in Investing Activitiesfor the years 2009 and 2008

Net cash used in investing activities was $26,678 and $18,682, for the years ended December 31 ,2009 and 2008, respectively, used primarily to purchase equipment (such as computers, and office equipment), and funds deposit in respect of employees rights upon retirement.

Net Cash provided by or Used in Financing Activitiesfor the years 2009 and 2008

Net cash provided by financing activities was $603,645 and $845,744 for the years ended December 31, 2009 and 2008, respectively, primarily attributable to capital raised.

Net Cash Provided by or Used in Operating Activities for the years 2008 and 2007

Net cash used in operating activities, generated from continuing operations was $589,632, and $226,617 for the years ended December 31, 2008 and 2007, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities.

Net Cash Provided by or Used in Investing Activities  for the years 2008 and 2007

Net cash used in investing activities was $18,682 and $4,267 for the years ended December 31, 2008 and 2007, respectively, used primarily to purchase equipment (such as computers, and office equipment), and funds deposit in respect of employees rights upon retirement.

Net Cash Provided by or Used in Financing Activities  for the years 2008 and 2007

Net cash provided by financing activities was $845,744 and $324,661 for the years ended December 31, 2008 and 2007, respectively, primarily attributable to capital raised in 2008 and 2007.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Contractual Obligations

The Company has no outstanding contractual obligations as of December 31, 2009.

Effect of Recently Issued Accounting Pronouncements

N/A
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
Consolidated Financial Statements
as of December 31, 2009

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
Consolidated Financial Statements
as of December 31, 2009
Table of Contents
Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)	F-5 – F-8
Consolidated Statements of Cash Flows	F-9
Notes to the Consolidated Financial Statements	F-10 – F-26

Report of Independent Registered Public Accounting Firm
To the Shareholders of
PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Pimi Agro Cleantech, Inc. (a development stage company) (hereinafter: the "Company") and its subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, consolidated statements of changes in shareholders’ equity (deficit) and consolidated statements of cash flows for each of the years in the three year period ended December 31, 2009 and for the cumulative period from January 14, 2004 (date of inception) through December 31, 2009.  These consolidated financial statements are the responsibility of the Board of Directors and management of the Company.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations, changes in shareholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2009 and for the cumulative period from January 14, 2004 (date of inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage as defined in FASB Accounting Standards Codification (ASC) Topic 915, "Development Stage Entities".  It has not yet generated sufficient revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. Since inception, the Company has suffered accumulated losses in an amount of US$ (3,075,771) and has a cumulative negative operating cash flow of US$ (2,659,066).  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FAHN KANNE & CO.
Certified Public Accountants (Isr.)
Tel-Aviv, Israel
April 14, 2010

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	US dollars (except for share data)
	December 31,
	2009	2008 (*)
A S S E T S
Current Assets
Cash and cash equivalents	-	277,410
Accounts receivable	30,448	13,240
Other current assets (Note 3)	32,472	46,602
Total current assets	62,920	337,252

Property and Equipment, Net (Note 4)	24,810	18,280

Funds in Respect of Employee Rights Upon Retirement	42,548	28,837
Total assets	130,278	384,369
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Credit from banking institution	9,114	-
Accounts payable:
Trade (Note 5A)	52,930	30,906
Other (Note 5B)	276,751	170,017
Total current liabilities	338,795	200,923

Liability for employee rights upon retirement	48,124	37,261
Total liabilities	386,919	238,184

Commitments (Note 7)
Shareholders’ Equity (Deficit) (Note 8)
Common stocks of US$ 0.01 par value ("Common stocks"):
30,000,000 shares authorized as of December 31, 2009 and 2008; issued and outstanding 6,573,110 shares and 6,031,658 shares as of December 31, 2009 and 2008, respectively	65,730	60,316
Additional paid in capital	2,795,066	2,114,872
Accumulated other comprehensive loss	(41,666)	(29,856)
Deficit accumulated during the development stage	(3,075,771)	(1,999,147)
Total shareholders' equity (deficit)	(256,641)	146,185
Total liabilities and shareholders’ equity (deficit)	130,278	384,369

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

Alon Carmel	Yuval Saly	Avi Lifshitz
Chairman, Board of Directors	CEO	CFO
Date of approval of the financial statements: April 14, 2010.
The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	US dollars (except for share data)
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) until December 31,
	2009	2008 (*)	2007 (*)	2009 (*)

Revenues from sales of products	96,506	104,612	15,763	269,792
Research and development expenses (Note 9)	(763,829)	(515,154)	(319,015)	(2,285,401)
General and administrative expenses (Note 10)	(407,803)	(187,032)	(190,036)	(951,323)
Operating loss	(1,075,126)	(597,574)	(493,288)	(2,966,932)
Financing expenses, net	(1,498)	(5,420)	(1,757)	(28,505)
Loss from continuing operation	(1,076,624)	(602,994)	(495,045)	(2,995,437)
Income (loss) from discontinued operation (in 2007 includes capital gain on disposal of US$ 245,574), net (Note 14)	-	-	153,592	(80,334)
Net loss for the period	(1,076,624)	(602,994)	(341,453)	(3,075,771)
Loss per share from continuing operation (Note 12)	(0.17)	(0.12)	(0.43)
Earnings per share from discontinued operation (Note 12)	-	-	0.13
Net loss per share (basic and diluted) (Note 12)	(0.17)	(0.12)	(0.3)
Weighted average number of shares outstanding (basic and diluted)	6,365,330	5,029,208	1,160,930

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*)

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
							________
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

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

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

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

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

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except for share data)
	Common stock			Accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	Total shareholders equity (deficit)
Loss for the year	-	-	-	-	-	(1,076,624)	(1,076,624)
Gain on translation of subsidiary functional currency to the reporting currency	-	-	-	(11,810)	-	-	(11,810)
Total comprehensive loss							(1,088,434)
Issuance of 26,399 common stock for cash of US$ 1.33 per share in January 2009	26,399	264	34,721	-	-	-	34,985
Issuance of 3,373 common stock for cash of US$ 1.33 per share in March 2009	3,373	34	24,966	-	-	-	25,000
Issuance of 201,972 common stock for cash of US$ 0.73 per share in March 2009	201,972	2,020	122,980	-	-	-	125,000
Issuance of 45,328 common stock for cash of US$ 1.32 per share in March 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 4,459 common stock for cash of US$ 1.32 per share in April 2009	4,459	45	5,516	-	-	-	5,561
Issuance of 45,328 common stock for cash of US$ 1.32 per share in June 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 40,000 common stock for cash of US$ 1.35 per share in June 2009	40,000	400	53,600	-	-	-	54,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in August 2009	20,000	200	26,800	-	-	-	27,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in September 2009	20,000	200	26,800	-	-	-	27,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in October 2009	35,000	350	46,900	-	-	-	47,250
Issuance of 45,330 common stock for cash of US$ 1.32 per share in October 2009	45,330	453	59,547	-	-	-	60,000
Issuance of 54,263 common stock for cash of US$ 1.35 per share in November 2009	54,263	542	68,193	-	-	-	68,735
Stock based compensation	-	-	91,077	-	-	-	91,077
Balance as of December 31, 2009	6,573,110	65,730	2,795,066	(41,666)	-	(3,075,771)	(256,641)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) until December 31,
	2009	2008 (*)	2007 (*)	2009 (*)
Cash flows from operating activities:
Net loss for the period	(1,076,624)	(602,994)	(341,453)	(3,075,771)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	7,510	7,325	5,766	23,559
Increase in liability for employee rights upon retirement	10,204	17,747	3,948	45,739
Stock based compensation	91,077	43,767	-	134,844
Interest from shareholders loans	-	-	-	(2,409)
Changes in assets and liabilities:
Increase in accounts receivable	(16,481)	(4,988)	(4,123)	(28,983)
Decrease (increase) in other current assets	13,929	(19,718)	(17,266)	(128,513)
Increase (decrease) in accounts payable – trade	20,997	13,092	(15,367)	48,615
Increase (decrease) in accounts payable – other	101,616	(43,863)	141,878	243,519
Net cash used in operating activities generated from continuing operations	(847,772)	(589,632)	(226,617)	(2,739,400)
Net cash provided in (used in) operating activities generated from discontinued operations (in 2007 includes capital gain on disposal of US$ 245,574)	-	-	(153,592)	80,334
Net cash used in operating activities	(847,772)	(589,632)	(380,209)	(2,659,066)
Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(13,005)	(8,816)	(3,948)	(39,609)
Purchase of property and equipment	(13,673)	(9,866)	(319)	(45,389)
Net cash used in investment activities	(26,678)	(18,682)	(4,267)	(84,998)
Cash flows from financing activities
Credit from banking institutions	9,114	-	-	9,093
Issuance of common stock	594,531	845,744	224,661	2,297,833
Payment on account of shares	-	-	100,000	233,644
Loans from shareholders	-	-	-	194,083
Net cash provided by financing activities	603,645	845,744	324,661	2,734,653
Effect of exchange rate changes on cash and cash equivalents	(6,605)	4,925	6,140	9,411
Increase (decrease) in cash and cash equivalents	(277,410)	242,355	(53,675)	-
Cash and cash equivalents at beginning of the period	277,410	35,055	88,730	-
Cash and cash equivalents at end of the period	-	277,410	35,055	-

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

Supplementary information on financing activities not involving cash flows

During 2007, the Company loans from shareholders were converted into 52,776 common stock for an amount of US$ 14,477.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	-	GENERAL
A.
Pimi Agro Cleantech, Inc. (the "Company") was incorporated on April 1, 2009, under the laws of the State of Delaware.  On April 27, 2009, the Company acquired from its shareholders all of the issued and outstanding shares of Pimi Agro Cleantech Ltd. (hereinafter: "Pimi Israel"), including preferred and ordinary shares.  As a consideration for the transaction, the Company issued its shareholders an equal number of its common stock (6,313,589 shares). As a result of the acquisition, Pimi Israel became a wholly-owned subsidiary of the Company. The transaction involves companies under common control, and accordingly, the acquisition has been accounted for at historical cost in a manner similar to a pooling of interests.  On this basis, the stockholders’ equity has been retroactively restated to reflect the equivalent number of shares of common stock of the Company issued for the acquisition of Pimi Israel as if such shares were issued at the dates they were issued by Pimi Israel to its shareholders on the basis of 1 common stock for each 1 preferred share or 1 ordinary share of Pimi Israel.  The historical financial statements prior to April 27, 2009 were retroactively restated to reflect the activities of Pimi Israel.

Pimi Israel was incorporated in 2004 and commenced its operations in 2005. Pimi Israel develops, produces and markets products for improving the quality and extending the shelf-life of fruits and vegetables. Since its inception, Pimi Israel has devoted substantially all of its efforts to business planning, research and development and raising capital, and has not yet generated significant revenues.  Accordingly, Pimi Israel and the Company are considered to be in the development stage as defined in FASB Accounting Standards Codification (ASC) Topic 915, "Development Stage Entities".

B.	In September 2009, the Company completed registration of part of its shares with the US Securities and Exchange Commission (SEC) on Form S-1 under the Securities Act of 1933.

C.
Since its incorporation (April 1, 2009), the Company does not have any operations other than those carried out by Pimi Israel.  The development and commercialization of Pimi Israel's product will require substantial expenditures.  Pimi Israel has not yet generated sufficient revenues from its operations to fund its activities, and is therefore dependent upon external sources for financing its operations. There can be no assurance that Pimi Israel will succeed in obtaining the necessary financing to continue its operations. Since inception, Pimi Israel has suffered accumulated losses in an amount of US$ (3,075,771) and has a cumulative negative operating cash flow of US$ (2,739,400). These factors raise substantial doubt about Pimi Israel and therefore, the Company's ability to continue as a going concern.

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

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1	-	GENERAL (cont.)
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

NOTE 2	-	SIGNIFICANT ACCOUNTING POLICIES

  The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

A.
Functional currency and translation to the reporting currency

The functional currency of the Company is the US dollar (“US$”), which is the currency of the primary economic environment in which the operations of the Company are conducted.  The functional currency of its foreign subsidiary is the New Israeli Shekel ("NIS").

The financial statements of the subsidiary were translated into US dollars in accordance with the relevant standards of the Financial Accounting Standards Board ("FASB").  Accordingly, assets and liabilities were translated from NIS to US dollars using year-end exchange rates, and income and expense items were translated at average exchange rates during the year.

Gains or losses resulting from translation adjustments are reflected in shareholders' equity (deficit), under “accumulated other comprehensive income (loss)”.

Balances denominated in, or linked to foreign currency are stated on the basis of the exchange rates prevailing at the balance sheet date.  For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used.  Transaction gains or losses arising from changes in the exchange rates used in the translation of such balances are carried to financing income or expenses.

	Year ended December 31,
	2009	2008	2007
Official exchange rate of NIS 1	0.265	0.263	0.260

B.
Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

As described in Note 1A above, the acquisition of Pimi Israel has been accounted for in a manner similar to a pooling of interests at historical cost.

C.
Cash and cash equivalents

The Group considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity not exceeding three months, to be cash equivalents.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	-	SIGNIFICANT ACCOUNTING POLICIES (cont.)
D.	Property and equipment
1.
Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  When asset are retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the statements of operations.

2.	Rates of depreciation:
%
Computers	33
Furniture and office equipment	7-15

E.
Impairment of long-lived assets

The Group's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  The Group have not recorded any impairment losses in the reported periods.

F.
Deferred income taxes

Deferred income taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and the tax bases of assets and liabilities under the applicable tax law.  Deferred tax balances are computed using the tax rates expected to be in effect at the time when these differences reverse.  Valuation allowances in respect of the deferred tax assets are provided for if, based upon the weight of available evidence, it is more likely than not that all or a portion of the deferred income tax assets will not be realized.

G.
Liability for employee rights upon retirement

Pimi Israel's liability for employee rights upon retirement with respect to its Israeli employees is calculated, pursuant to Israeli severance pay law, based on the most recent salary of each employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month's salary for each year of employment, or a portion thereof. Pimi Israel makes monthly deposits to insurance policies and severance pay funds.  The liability of the Company is fully provided for.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labor agreements. The value of the deposited funds is based on the cash surrender value of these policies, and includes immaterial profits/losses.

Severance expenses for the years ended December 31, 2009, 2008 and 2007, amounted to US$ 7,403, US$ 17,747 and US$ 3,948, respectively.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	-	SIGNIFICANT ACCOUNTING POLICIES (cont.)
H.
Revenue recognition

Revenues are recognized when delivery has occurred and, where applicable, after installation has been completed, there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivables is reasonably assured and no further obligations exist.

Revenues from sales of products are recognized when title and risk and rewards for the products are transferred to the customer, net of provisions for estimated returns and discounts.

I.
Research and development costs

Research and development expenses are charged to operations as incurred. Grants received from the Government of Israel for development of approved projects are recognized as a reduction of expenses when the related costs are incurred (see also J. below).

J.
Royalty-bearing grants

Royalty-bearing grants from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel (the "OCS") for funding approved research and development projects are recognized at the time Pimi Israel is entitled to such grants, on the basis of the costs incurred and included as a reduction of research and development costs.  Research and development grants recognized in 2008 amounted to US$ 30,505 (cumulative since inception US$ 121,753).

As of December 31, 2009, the Company has not accrued any royalties, since no revenues were recognized in respect of the funded projects.

  K.     Earning per share

Basic earning (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the year.

In computing diluted earning per share, basic earnings per share are adjusted to reflect the potential dilution that could occur upon the exercise of options issued or granted using the treasury stock method, if their effect is dilutive.

L.       Stock-based compensation

Share-based payments including grants of stock options, are recognized in the statement of operations as an operating expense, based on the fair value of the award on the date of grant.  The fair value of stock-based compensation is estimated using the Black Scholes option-pricing model.  The Group has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method, over the requisite service period.

Share-based payments awarded to consultants (non-employees) are accounted for in accordance with ASC Topic 505-50, "Equity-Based Payments to Non-Employees".

M.     Discontinued operations

When a component of an entity, as defined in ASC Topic 205-20, "Discontinued Operations", has been disposed of or is classified as held for sale, the results of its operations, including the gain or loss on its disposal are classified as discontinued operations and the assets and liabilities of such component are classified as assets and liabilities attributed to discontinued operations.  The operations, assets and liabilities of the component (see Note 14) have been eliminated from the Group's operations and the Group will no longer have any significant continuing involvement in the operations of the component.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

OTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	-	SIGNIFICANT ACCOUNTING POLICIES (cont.)
N.
Comprehensive income (loss)

Comprehensive income (loss), presented in shareholders' equity, includes, in addition to net income (loss), gains and losses from the translation of subsidiary functional currency to the reporting currency.

O.
Fair value measurements

The Company measures fair value and discloses fair value measurements for financial assets and liabilities. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. On January 1, 2009, the Company adopted the accounting standard for fair value measurement with respect to non-financial assets and liabilities as well. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

P.	Recently issued accounting pronouncements
1.
ASC Topic 105, "Generally Accepted Accounting Principles"

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “ASC”), a replacement of FASB Statement No. 162. This Statement replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASU's). SFAS No. 168 became effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Concurrently with the issuance of SFAS 168, the FASB issued ASU 2009-01, an amendments based on SFAS No. 168 in order to codify SFAS No. 168 within ASC Topic 105, "Generally Accepted Accounting Principles".  This ASU includes SFAS No. 168 in its entirety, including the instructions contained in Appendix B of the statement.  The guidance in ASC Topic 105 became effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Applying the guidance in ASC Topic 105 did not impact the Company’s financial condition and results of operations. The Company has revised its references to pre-Codification GAAP in its financial statements for the year ended December 31, 2009.

2.	ASC Topic 855, “Subsequent Events”
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which was codified into ASC Topic 855, “Subsequent Events”. This standard establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

3.	ASC Topic 605 - 25 “Revenue Recognition - Multiple-Element Arrangements”
In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for the Company), with early adoption permitted, modify the criteria for recognizing revenue in multiple element arrangements and require companies to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, the amendments eliminate the residual method for allocating arrangement considerations. The Company is currently evaluating the impact that the adoption would have on its consolidated financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	-	SIGNIFICANT ACCOUNTING POLICIES (cont.)
P.	Recently issued accounting pronouncements (cont.)
4.	ASC Topic 820, “Fair Value Measurements and Disclosures”
In January 2010, the FASB updated the “Fair Value Measurements Disclosures” accounting standard. This update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). The update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.

As applicable to the Company, the update will become effective as of the first interim or annual reporting period beginning after December 15, 2009, except for the disclosures of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.

The adoption of the new guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3	-	OTHER CURRENT ASSETS
	US dollars
	December 31,
	2009	2008

Affiliated company	6,677	-
Prepaid expenses	11,751	9,546
Government of Israel – including participation in research and development expenses	9,514	28,754
Advances to suppliers and others	4,530	8,302
	32,472	46,602

NOTE 4	-	PROPERTY AND EQUIPMENT, NET
	US dollars
	December 31,
	2009	2008

Computers	21,924	18,913
Furniture and office equipment	26,638	15,976
	48,562	34,889
Less – accumulated depreciation	(23,752)	(16,609)
	24,810	18,280

In the years ended December 31, 2009, 2008 and 2007, depreciation was US$ 7,510, US$ 7,325 and US$ 5,766, respectively, and additional equipment was purchased in an amount of US$ 13,673, US$ 9,866 and US$ 319, respectively.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 5	-	ACCOUNTS PAYABLE
A.	Trade
	US dollars
	December 31,
	2009	2008

Open accounts	50,623	14,344
Checks payable	2,307	16,562
	52,930	30,906

B.	Other
	US dollars
	December 31,
	2009		2008

Employees and related institutions	43,814		100,368
Accrued expenses	232,937		69,649
	276,751	(*)	170,017	(*)

(*)Related parties	131,603		112,563

NOTE 6	-	LINE OF CREDIT
  As of December 31, 2009, the Company has an unutilized credit line of NIS 175,595 (US$ 46,515), with an Israeli Bank.

NOTE 7	-	COMMITMENTS
A.
Pimi Israel is committed to pay royalties to the OCS on the proceeds from sales of systems resulting from research and development projects in which the OCS participates by way of grants. In the first 3 years of sales the Company shall pay 3% out of the sales of the product which was developed under the research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% up to 100% of the amount of grants received plus interest at LIBOR.  Pimi Israel is entitled to the grants only upon incurring research and development expenditures.  There were no future performance obligations related to the grants received from the OCS.  As of December 31, 2009, the contingent liabilities with respect to grants received from the OCS, subject to repayment under these royalty agreements on future sales is NIS 484,429 (US$121,753), not including interest.

B.
The Company and its subsidiary currently leases office space at Kibbutz Alonim.  The Company and its subsidiary currently pays monthly rent of NIS 2,500 (US$ 638) plus VAT per month pursuant to a 12 month lease beginning January 2009, with an option to an additional 12 month period.  The Company has exercised its option for the additional 12 months beginning January 1, 2010 and until December 31, 2010.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7	-	COMMITMENTS (cont.)
C.
On January 9, 2008, Pimi Israel signed a Consulting Agreement with the Center for Potato Research in a Warm Climate Ltd. (the "Center") which is controlled by Pimi members of the Advisory board.  Under the Agreement, Pimi Israel is obligated to pay a consulting fee in an amount of NIS 10,000 (US$2,649) a month plus VAT to the Center.  Following a capital raise by Pimi Israel, the monthly consultancy fee shall be NIS 12,000 (US$3,179) a month.  The consultancy period is for three years commencing January 1, 2008 and may be extended with the approval of both sides.

D.	Joint venture Agreement with Vegiesafe LLC
In January 2009, Pimi Israel entered in a Joint Venture Agreement ("JV") with Vegiesafe LLC ("Vegiesafe") a Limited Liability Company registered in the US, and part of a group of companies engaged in consulting to mass-market retailers and major supermarket chains in North America.

The JV will market, sell and distribute Pimi Israel's product and technology throughout the USA on an exclusive basis, and throughout Canada and Mexico on a non-exclusive basis. Vegiesafe shall seek retailers and/or major distributors in the US, who will recommend to its producer and/or suppliers to produce and supply the Isopropyl (N-3 – Chlorophenyl) carbamate (CIPC) free potatoes or CIPC free potato products.  The exclusivity of the JV will be subject to fulfillment of certain milestones of annual sales. Pimi Israel shall have 70% of the rights in the JV and will nominate two of its directors, and Vegiesafe will have 30% of the rights and will nominate one director.

Vegiesafe will invest in the JV an aggregate amount of US$250,000 which will be used to cover expenses reflected in a budget prepared for the JV and approved by Vegiesafe and Pimi Israel.  Any additional investment in excess of the US$250,000 shall be contributed by the parties to the JV upon the mutual consent of the parties taking into account the JV's business and needs and will be transferred to the Joint Venture as follows:  70% by Pimi Israel and 30% by Vegiesafe.

NOTE 8	-	SHARE CAPITAL
A.	Description of the rights attached to the Shares in the Company

Each share of common stock entitles the holder to one vote, either in person or by proxy, at meetings of shareholders. The holders are not permitted to vote their shares cumulatively. Accordingly, the shareholders of the Company's common stock who hold, in the aggregate, more than fifty percent of the total voting rights can elect all of the directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of common stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8	-	SHARE CAPITAL (cont.)
B.	Stock-option plan of Pimi Israel

In January 2008, Pimi Israel’s Board of Directors ("Pimi Israel's Board") approved a stock option plan for the grant, without consideration ("Pimi Israel's plan"), of up to 623,547 options ("Pimi Israel's Options" or "Plan"), exercisable into 623,547 ordinary shares of NIS 0.01 par value of Pimi Israel to employees officers and directors of Pimi Israel.  The exercise price and vesting period for each grantee of Options will be determined by Pimi Israel's Board and specified in such grantee's option agreement.  The options will vest over a period of 1-16 quarters based on each grantee's option agreement.  Any option not exercised within 10 years after the date of grant thereof expires.

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

Upon the adoption of the 2009 Share Incentive Plan, all options granted under the Pimi Israel Plan were replaced by options subject to the 2009 Share Incentive Plan on a 1 for 1 basis (561,191 options were replaced).  In addition, during 2009 (following the acquisition of Pimi Israel by the Company), the Company issued 31,176 additional options (with a vesting period of 8 quarters).

Until the date of Pimi Israel's acquisition by the Company, 467,658 options out of the Pimi Israel plan have been granted to employees and 124,709 options to non-employees.  As stated above, all such options were replaced to options of the Company and are subject to the 2009 Share Incentive Plan.  (See also D. and E. below).

The non-cash compensation relating to options granted to employees and directors was US$ 53,956 during the year ended December 31, 2009 (of which US$ 40,195 was charged to research and development expenses and US$ 13,761 was charged to general and administrative expenses).

The remaining amount of approximately US$ 30,307 will be charged to the statements of operations in future periods over the vesting period (11 quarters).

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

(*)
Due to the fact that until September 2009 the Company was a nonpublic entity, the expected volatility was based on the historic volatility of public companies which operate in the same industry sector (agricultural chemical industry).

(**)	The risk free interest rate represents the risk free rate of US$ zero – coupon US Government Bonds.

(***)	Due to the fact that the Company does not have historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8	-	SHARE CAPITAL (cont.)
B.	Stock-option plan of Pimi Israel (cont.)
The following table presents a summary of the status of the grants to employees and directors as of December 31, 2009 and 2008:

	Number	Weighted average exercise price
Year ended December 31,	2 0 0 9

Balance outstanding at beginning of year	436,482	0.21
Granted	31,176	1.37
Exercised	-	-
Forfeited	-	-
Balance outstanding at end of the year	467,658	0.29
Balance exercisable at the end of the year	206,547	0.20

	Number	Weighted average exercise price
Year ended December 31,	2 0 0 8

Balance outstanding at beginning of year	-	-
Granted	436,481	0.21
Exercised	-	-
Forfeited	-	-
Balance outstanding at end of the year	436,481	0.21
Balance exercisable at the end of the year	77,943	0.01

The aggregate intrinsic value of the balances outstanding and exercisable as of December 31, 2009 and 2008 is US$ 135,620 and US$ 91,661, respectively.  These amounts represent the total intrinsic value, based on the Company's stock price of US$ 1.35 and US$ 0.72 as of December 31, 2009 and 2008, respectively, less the weighted exercise price.  This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Range of exercise prices	Outstanding at December 31,	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31,	Weighted average exercise price
US$	2009	years		2009
0.01	311,773	7.91	0.01	155,886	0.01
0.72	124,709	8.92	0.72	46,764	0.72
1.37	31,176	9.5	1.37	3,897	1.37
	467,658			206,547

Range of exercise prices	Outstanding at December 31,	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31,	Weighted average exercise price
US$	2008	years		2008
0.01	311,773	8.92	0.01	77,943	0.01
0.72	124,709	9.88	0.72	-	-
	436,482			77,943

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8	-	SHARE CAPITAL (cont.)
C.	Investor's Options of Pimi Israel
1.	Exercise of Existing Option in Pimi Israel
During 2008, Pimi Israel issued 239,193 options with an exercise price of US$ 0.695 per option to several investors, exercisable until June 2009 and issued 769,526 options with an average exercise price of US$ 0.695 per option to several investors, exercisable until the end of February 2009.

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

2.
On January 20, 2009 an investment agreement was entered into between Pimi Israel and Earthbound LLC a Limited Liability Company registered in Delaware ("EB"). It was agreed that EB will invest the total sum of US$300,000.  The investment was paid to Pimi Israel in tranches as follows: first tranche of US$60,000 was paid on March 15, 2009.  The second tranche of US$60,000 was paid on June 15, 2009.  The balance of US$180,000 was to be paid in two installments as follows: US$90,000 on September 15, 2009 and US$90,000 on January 15, 2010.  On October 19, 2009, EB paid only US$60,000 of the first installment and are not expected to transfer the remaining US$30,000.  Accordingly they received the proportionate amount of allocated shares pro rata from the first installment.  In respect of the second installment of US$ 90,000 due on January 15, 2010, EB have not transferred this amount nor are they expected to transfer it and will not therefore receive allotted shares accordingly.  EB has received the allocated shares pro rata to the investments against the installments of the investment.  As of December 31, 2009, EB has invested a total sum of US$180,000 and received 135,986 common-stock shares of the Company.

On May 3, 2009, the Company issued to EB a warrant for the purchase of 145,985 Common Stock shares at the price of US$1.37 per share to be exercised until June 15, 2009.  On June 7, 2009, this date was extended to July 31, 2009 and was again extended to August 30, 2009.  The options were not exercised and therefore expired.

D.
In December 2008, a member of the Advisory Board received options under the Plan as part of the compensation for his services.  Pimi Israel has granted the advisor a total amount of 31,176 options to be vested over a period of 8 quarters, each quarter 3,897 shares, provided the advisor will provide Pimi Israel consulting services for a period of 2 years.  The exercise price shall be $0.72 per share.

The non-cash compensation relating to options granted to the consultant was US$ 14,595 and US$ 928 during the years ended December 31, 2009 and 2008 respectively.

As of December 31, 2009, the fair value of the options that are subject to future consulting services is US$ 12,453.  This amount will be charged to operations in future periods over the vesting period (4 quarters).

E.
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

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8	-	SHARE CAPITAL (cont.)
E.	(cont.)

The non-cash compensation relating to options granted to consultants was US$ 21,422 and US$ 1,732 during the years ended December 31, 2009 and 2008 respectively.

As of December 31, 2009, the fair value of the options that are subject to future consulting services is US$ 60,933.  This amount will be charged to operations in future periods over the vesting period (12 quarters).

NOTE 9	-	RESEARCH AND DEVELOPMENT EXPENSES
	US dollars
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) until December 31,
	2009	2008	2007	2009

Salaries and related expenses	369,028	210,037	225,366	1,064,700
Professional fees	183,197	104,104	30,285	441,664
Materials	55,499	84,762	37,580	280,512
Depreciation	6,910	6,739	5,189	21,441
Travel expenses	73,551	52,959	8,210	191,251
Vehicle maintenance	39,946	55,424	76,677	260,952
Office maintenance and other	35,698	31,634	26,956	146,634
	763,829	545,659	410,263	2,407,154
Less: Grants from the OCS (*)	-	(30,505)	(91,248)	(121,753)
	763,829	515,154	319,015	2,285,401

(*)	See Note 7A.

NOTE 10	-	GENERAL AND ADMINISTRATIVE EXPENSES
	US dollars
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) until December 31,
	2009	2008	2007	2009

Salaries and related expenses	53,779	93,378	120,953	375,947
Professional fees	350,216	81,230	60,052	279,789
Vehicle maintenance	-	-	2,349	4,574
Depreciation	601	586	577	2,119
Office maintenance and other	3,207	11,838	6,105	288,894
	407,803	187,032	190,036	951,323

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11	-	TAXES ON INCOME
A.	Measurement of results for tax purposes under the Israeli Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustment Law”)

Until December 31, 2007, Pimi Israel reported for tax purposes in accordance with the provisions of the Inflationary Adjustments Law, whereby taxable income is measured in NIS, adjusted for changes in the Israeli Consumer Price Index.

Results of operations for tax purposes are measured in terms of earnings in NIS after adjustments for changes in the Israeli Consumer Price Index ("CPI").  Commencing January 1, 2008 this law stayed void and in its place there are transition provisions, whereby the results of operations for tax purposes are to be measured on a nominal basis.

B.	Reduction in Israeli corporate tax rates

On July 25, 2005, the Israeli Parliament passed an amendment to the Income Tax Ordinance (No. 147) – 2005, gradually reducing the tax rate applicable to the Company as follows: in 2006 – 31%, in 2007 – 29%, in 2008 – 27%, in 2009 – 26% and in 2010 and thereafter – 25%.

On July 23, 2009, as part of the Economic Efficiency Law (Legislative Amendments for the Implementation of the Economic Plan for the years 2009 and 2010) – 2009 (the “Arrangements Law”), article 126 of the Income Tax Ordinance (New Version) – 1961 was amended, whereby the corporate tax rate would be gradually reduced commencing in the 2011 tax year and thereafter, as follows: 2011 – 24%, 2012 – 23%, 2013 – 22%, 2014 – 21%, 2015 – 20% and 2016 and thereafter – 18%.

C.      Tax assessments

The Company and Pimi Israel have not received final tax assessments since their inception.

D.      Carryforward tax losses

As at December 31, 2009, Pimi Israel has loss carry forward balances for income tax purposes of US$ 3.2 million that are available to offset future taxable income, if any.

E.	The following is reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	US dollars
	Year ended December 31,
	2009	2008	2007
Pretax loss	(1,076,624)	(602,994)	(495,045)
Federal tax rate	15%	15%	15%
Income tax computed at the ordinary tax rate	161,494	90,449	74,257
Non-deductible expenses	(1,128)	(1,280)	(1,200)
Stock-based compensation	(23,680)	(11,817)	-
Tax in respect of differences in corporate tax rates	118,429	72,359	69,306
Losses and timing differences in respect of which no deferred taxes were generated	(255,115)	(149,711)	(142,363)
	-	-	-

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11	-	TAXES ON INCOME (cont.)
F.
Deferred taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes.  Significant components of the Group's future tax assets are as follows:

	US dollars
	Year ended December 31,
	2009	2008	2007
Composition of deferred tax assets:
Provision for employee related obligation	27,378	28,316	12,199
Non-capital loss carry forwards	834,514	534,792	422,588
Valuation allowance	(861,892)	(563,108)	(434,787)
	-	-	-

NOTE 12	-	LOSS PER SHARE
Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year.

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the years ended December 31, 2009, 2008 and 2007, are as follows:

	US dollars
	Year ended December 31,
	2009	2008	2007
Net loss used for the computation of loss per share generated from continuing operation	(1,076,624)	(602,994)	(495,045)
Net income used for the computation of loss per share generated from discontinued operation	-	-	153,592
Net loss	(1,076,624)	(602,994)	(341,453)

	Number of shares
	Year ended December 31,
	2009	2008	2007
Weighted average number of shares used in the computation of basic and diluted earnings per share	6,365,330	5,029,208	1,160,930

(*)	The effect of the inclusion of options in 2009 and 2008 is anti-dilutive.
In 2007, there were no potential shares outstanding.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 13	-	RELATED PARTIES
A.
On July 12, 2004, Nir Ecology Ltd. ("Nir", a shareholder of the Company), and Machteshim Chemical Works Ltd. ("Machteshim") entered into an agreement (the "Assignment Agreement"), under which Machteshim transferred to Pimi Israel, all of its rights in the know-how and/or information relating to the product known as MC-10, which is the previous name of the Pimi Israel's product SpuDefender (the "Product").  In addition, Machteshim transferred to Pimi Israel all the rights in the patents and/or patent requests and/or licenses and/or documents related to the Product. Under the Assignment Agreement, Machteshim undertook to register, at its own expense, all the rights in the patent and/or patent request, relating to the Product, in the countries set out in an appendix to Assignment Agreement.  If Machteshim does not register the patents, it was agreed that Machteshim will transfer all the required documents to Nir, or any party on its behalf, and Nir, or any party on its behalf, shall carry out the registration.  Under an agreement dated, November 11, 2005 between Nir and Pimi Israel, Nir declared and confirmed that the know-how and patents and patent application and/or licenses relating to the Product which were transferred to Pimi Israel from Machteshim under the Assignment Agreement (the "Intellectual Property") belong exclusively to Pimi Israel except for the right of use of the Intellectual Property for water treatment applications which was granted irrevocably and exclusively on a world-wide basis to Nir or to its controlling shareholders (or any company in which Nir’s controlling shareholders have an interest).  Nir undertook to sign all necessary documents for the completion of the assignment of the Intellectual Property to Pimi Israel

Nir has been engaged in treatment of Pimi Israel's patents and IP during the years 2006-2009 and has incurred expenses related to such services.  During 2008, Pimi Israel has agreed to pay to Nir for these services and in reimbursement of the expenses incurred by it a sum of NIS 100,000 (US$ 26,490).  In 2009, Pimi Israel paid NIS 40,000 (US$ 10,596), and will pay Nir the balance of NIS 60,000 (US$ 15,894) when Pimi Israel raises funds of at least US$ 1,000,000.

B.
Nir is the agent of the State of Israel for raw materials utilized by Pimi Israel in the formulation of its products.  During the development stage of its formulation, Pimi Israel imported to Israel the raw materials in order to formulate its products.  Under an agreement dated November 11, 2005, Pimi Israel purchased from Nir such raw materials at cost plus a 10% handling commission.  Under this agreement, Pimi Israel paid to Nir as handling commission an amount of US$1,461 in the year 2007.  Currently Pimi Israel does not produce the formulation in Israel, and does not expect to purchase such raw materials from Nir in the future.

C.
Nir and Pimi Israel share the same office space in Kibbutz Alonim, Israel.  The office space was rented together by Pimi Israel and Nir from Kibbutz Alonim under two separate lease agreements (see Note 7B). Nir provided office services to Pimi Israel and paid the insurance premiums for the offices. Pimi Israel paid Nir for these services and expenses (including IT, insurance, maintenance, office equipment and supplies "the services") an amount of US$6,031 in the year 2007.  As of 2009, Pimi Israel subleased to Nir 10 square meters of office space, for US$75 per month.

D.
Mr. Nimrod Ben Yehuda and Mr. Eitan Shmueli (the controlling shareholder of Omdan Consulting and Instructions Ltd. ("Omdan")), have guaranteed to Bank Hapoalim a line of credit of NIS 210,000 (US$55,629) extended to Pimi Israel.

E.
On April 1, 2005, Mr. Nimrod Ben Yehuda guaranteed on behalf of Pimi Israel, certain obligations of Pimi Israel under a lease agreement dated April 1, 2005 for Pimi Israel's offices with Kibbutz Alonim.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 13	-	RELATED PARTIES (cont.)
F.
On November 27, 2006, Pimi Israel entered into an Employment Agreement with its CEO whereby from December 1, 2007, the CEO was entitled to a total consideration of NIS 30,000 (US$ 7,947) plus VAT per month.  According to the amended employment agreement dated October 29, 2008, the CEO is entitled to a total consideration of NIS 50,000 (US$13,245) plus VAT per month as from the month of October 2008.  This consideration covers all social benefits, car maintenance and cellular phone expenses of the CEO.  The CEO undertook to make the payments for social security, the pension fund and any other social insurance and benefits. Pimi Israel paid the CEO the total amount of NIS 655,882 (US$ 167,317) in 2009, NIS 437,400 (US$119,715) in 2008 and NIS 30,000 (US$ 7,800) in 2007, as consideration under his employment agreement.

In addition, the CEO is entitled to options under the Plan  in the total amount of 311,773 options for 311,773 ordinary shares to be vested over 16 quarters starting in December 2007 with 19,486 shares vesting each quarter.  The exercise price per each ordinary share is US$0.01.

G.
According to an agreement dated November 13, 2005 and its 2 addendums dated November 16, 2006 and April 28, 2009, Mr. Ben Yehuda was appointed as Pimi Israel's CTO.  The CTO is entitled to a monthly gross salary of NIS 25,000 (US$6,623), plus executive insurance, education fund at the rate of 10% (7.5% contribution by Pimi Israel), disability insurance at a rate not to exceed 2% with customary coverage, a fully paid rental car (including tax assessment for private use), mobile phone expenses and a semi-annual bonus for sale targets (which were not met during the reported periods).

The CTO received amounts of US$107,884, US$119,900 and US$112,592 as salaries and social benefits in the years 2009, 2008 and 2007, respectively.

H.
Pimi Israel entered into a Personal Service Agreement in November 2008 with Mr. Avi Lifshitz, CPA (Isr.) (hereinafter: the “CFO”).  The CFO and Adwise Ltd. ("Adwise"), a company under the control of the CFO, are entitled to a total consideration of NIS 10,000 (US$2,649) plus VAT per month as from October 2008 and starting July 1, 2009, an additional NIS 1,667 (US$442) per month.  According to the service agreement, until the date on which Pimi Israel raises capital from external investors in an amount exceeding US$1,000,000, Pimi Israel shall pay the CFO and Adwise, on account of the consideration, and the remaining amount of NIS 5,000 (US$1,325) plus VAT, shall accrue to the credit of the CFO and Adwise and shall be paid to them after the aforementioned influx of capital.  Pimi Israel paid the CFO and Adwise the total amount of NIS 136,284 (US$34,766) and NIS 30,000 (US$7,891) in 2009 and 2008, respectively, as consideration under the Personal Service Agreement.

In addition the CFO is entitled to options under the Plan under which he will be entitled to 62,355 options for 62,355 company shares to be vested over 16 quarters as of October 1, 2008, with 3,897 shares vesting each quarter.  The exercise price per ordinary share is US$0.72.

I.
Legal Services
The law firm of Sadot & Co., in which Mr. Eitan Shmueli (a controlling shareholder of Omdan), is a partner, has a retainer agreement with Pimi Israel and has received legal fees from Pimi Israel during the last 3 years, in amounts of NIS 428,454 (US$109,299), NIS 91,142 (US$23,250) and NIS 121,188 (US$30,915) for the years 2009, 2008 and 2007, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 14	-	DISCONTINUED OPERATIONS
A.
On April 30, 2007, Pimi Israel completed the sale of its entire shareholding in Optiguide Humidity Control Ltd. (hereinafter: "Optiguide") Optiguide was engaged in development, assembly and marketing of humidity control, and it was acquired by Pimi Israel during December 2005 for no consideration.  Optiguide met the definition of a component of an entity under ASC Topic 250-20, "Discontinued Operations".  Accordingly, the results of operations of Optiquide have been classified as discontinued operations in the statements of operations for all periods present.

As a result of this sale, Pimi Israel recognized during fiscal year 2007, a capital gain in an amount of US$245,574.

B.	The following are the results of discontinued operations

	US dollars
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) until December 31,
	2009	2008	2007	2009

Revenues	-	-	124,434	629,653
Cost of sales	-	-	(119,044)	(405,916)
Gross profit	-	-	5,390	223,737
Marketing expenses	-	-	(42,962)	(266,740)
General and administrative expenses	-	-	(52,993)	(280,760)
Operating loss	-	-	(90,565)	(323,763)
Financing income, net	-	-	(1,417)	(2,145)
	-	-	(91,982)	(325,908)
Capital gain on disposal	-	-	245,574	245,574
Net loss	-	-	153,592	(80,334)

NOTE 15	-	SUBSEQUENT EVENTS
A.
On February 3, 2010, the Company issued 3,225 shares of its common stock to Mr. Assaf Rozenblat, an Israeli citizen, under Regulation S in consideration for his investment of US$5,000 pursuant to a Securities Purchase Agreement.

B.
From January 25, 2010, through February 8, 2010, the Company issued 35,000 shares of its common stock to three existing shareholders of the Company for a total consideration of US$47,250, under Regulation S, pursuant to a Securities Purchase Agreement.

C.	On March 31, 2010, the Company issued 30,000 shares of its common stock to Lampost Capital LLC in consideration for the financial advisory services rendered under Financial Services Agreement.

=============================
The accompanying notes are an integral part of the financial statements.
===============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable

ITEM 9A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of December 31, 2009. The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position
Alon Carmel	55	Chairman of the Board
Youval Saly	52	Chief Executive Officer
Avi Lifshitz	52	Chief Financial Officer
Nimrod Ben Yehuda*	57	Chief Technology Officer, Director
Doron Shorrer	56	Director
Rami Triger	52	Director
* Aside from Mr. Nimrod Ben Yehuda, there is no other director who is also an officer or employee of the Company.

Alon Carmel

Mr. Alon Carmel is the Chairman of the Board of Directors, and has served as such since September 2008. Alon Carmel co-founded Spark Networks (AMEX:LOV) in 1998, which created and runs such websites as JDate.com, Cupid.co.il, AmericanSingles.com, among others. Prior to co-founding Spark Networks, Mr. Carmel enjoyed a successful career in real estate from 1983 until 1991. Since leaving Spark Networks in 2005, Mr. Carmel has invested in a wide range of early stage start-ups which are mainly internet technologies. He is a graduate of the Technion University, Haifa, Israel as practical civil engineering. Mr. Carmel is also member of the board of Spateva LTD, InterLogic LTD, Pipl Search LTD, My League LTD Alefo Interactive Ltd., Audiogate Technologies LTD, Clicknlink.com Inc, Jlove LLC, Rodeo Consulting LLC.

Youval Saly

Mr. Youval Saly is our Chief Executive Officer, and joined the Company in November 2007. In 2007, prior to joining the company he was the CEO of High-Tech Lipids LTD a Biotech Company. From 2005 to 2007 Mr. Saly was the founder and served as CEO of Aqua Solutions Ltd which developed detergent-free industrial laundry systems. From 2002 until 2005 Mr. Saly served as the marketing and sales manager in Europe at Galam Ltd. a company which is an Israeli market leader in the manufacture of Fructose, Glucose and Starch. From 2001 until 2002 Mr. Saly was the vice president of marketing and sales of Spandex Israel Ltd- a textile company. Previously Mr. Saly served as the marketing and sales manager of Haifa chemicals Ltd from 1997-2001, and was the Chief Technologist of “Pri Hagalill”- the biggest fruit and vegetable processor in Israel, from 1992 until 1997. From 1987 until 1992 Mr. Saly was a head technologist in "Alkol" and from 1985-1987 served as a technologist in "Pri Haemek". Youval Saly earned a B.Sc. in Biotechnology and Food Engineering from Technion Institute, Haifa , Israel.

Avi Lifshitz

Mr. Avi Lifshitz is our Chief Financial Officer, and brings to Pimi more than 25 years of experience in accounting, finance and business management. Mr. Lifshitz is serving for 16 years as CFO of Jordan Valley Semiconductors Ltd which is preparing its financial statement in accordance with the US GAAP. He is the Secretary of Jordan Valley Semiconductors UK Ltd and Jordan Valley Semi Conductors Gmbh (Germany). He  has  joined  Meiri-Lifshitz Accounting firm in 1990 and is a partner since then. Mr. Lifshitz is a director in Bede Scientific Inc (US) in Efrat Consultants Ltd (ISR) and in Ed-Wise Ltd (ISR). Mr. Lifshitz teaches at the Technion-Israel Institute of Technology where he won an award for excellence in 1998. He is certified as a public accountant in Israel, and holds a B.A. in economics and accounting from Haifa University.

Nimrod Ben-Yehuda

Mr. Nimrod Ben-Yehuda is our Chief Technology Officer responsible for developing the Company’s technology, and also serves as a member of our Board of Directors. During the past 18 years, Mr. Ben-Yehuda has been a leading entrepreneur in the field of environment friendly solutions using STHP in many applications. He is the Co-Founder of Pimi and was the inventor of its IP and products.  From 1986-1989 served as Joint CEO of NitroJet LTD, from 1989 until 2003 served as CEO of Nir Ecology which develops ecological solutions for veterinary, food industries and hospitals and from 1993 until 2003 serves as joint CEO and CTO of Swissteril Water Purifications Ltd which developed a protocol for purification of water. Since 2003 until today he serves as CTO of Pimi Israel.

Doron Shorrer

Mr. Doron Shorrer is a member of our Board of Directors. Mr. Shorrer is also currently Chairman and CEO of Shorrer International Ltd. (Investment and financial consulting) in which he has been serving in such capacities since 1998, he is a member of the board of Goldbond Ltd (traded on Tel-Aviv Stock Exchange), Bank Massad Ltd (banking) and B. Yair Ltd (traded on Tel-Aviv Stock Exchange) Since 2009 and is  a member of the board of AIG and Omer Insurance Companies in Israel since 2006, 2008 respectively.  From 2005-2007 Mr. Shorrer was Chairman of Lito Group (industrial). From 2003 until 2006 Mr. Shorrer was the Chairman of Pluristem Life System, Inc. (bio-technology) (traded on Nasdaq), and he still serves as member of the board of this company. From 2004 -2005 Mr. Shorrer served as the Deputy Chairman of Milomor (construction), and from 2002-2004 Mr. Shorrer served as Chairman of the Israeli Phoenix Insurance Company, among others. From 1995 to 1998, Shorrer served as Commissioner of Insurance & Capital Markets, Director of Capital Markets, Insurance and Savings at Israel's Ministry of Finance. Prior to that, Mr. Shorrer was Director-General of the Ministry of Transport. Mr. Shorrer has a BA in Economics and Accounting and an MA in Business Administration from the Hebrew University of Jerusalem; He is a Certified Public Accountant.

Rami Triger

Mr. Triger is currently finalizing CEO position at Amiad Filtration System LTD which is one of the Agro filters leading supplier in the world and whose shares are traded in the AIM stock exchange in the UK. Prior to this he founded on December 2006 a Sano Trans, chemical trading company with Sano Israel LTD one of the leading chemical companies in Israel. From 2004-2006 he served as CEO of Zohar Dalia Ltd, the local partner of Ecolab in Israel. Zohar Dalia is the Israeli leader in industrial detergent solutions and raw material with a turn over above $50M. In 2000-2004 he was the CEO of Sasa Tec, formulator and packer of chemical cleaning compounds. Mr. Triger was a region manager in Haifa Chemicals for the Far East where he made relocation to Thailand and established a very successful operation in its region. Rami Triger has a BA in Economics and Accounting, and MBA in Business Administration from the Hebrew University of Jerusalem.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended December 31, 2009, 2008 exceeded $100,000:

SUMMARY COMPENSATION TABLE
Name and principal position		Salary	Bonus	Stock Awards		Option awards (4)	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation		Total
	Year	($)	($)	($)		($), (a)	($)	($)	($)		($)

Youval Saly,	2009	167,317	-	-	(7)	14,511	-	-	-		181,828
Chief Executive Officer (1)	2008	119,715			(7)	35,785					154,889

Avi Lifshitz,	2009	34,766	-	-	(8)	10,133-	-	-	-	(5)	49,236
Chief Financial Officer (2)	2008	7,891	-	-	(8)	4,821	-	-	-	(5)	12,712

Nimrod Ben-Yehuda,	2009	107,884	-	-		-	-	-	11,617		119,501
Chief Technology Officer (3)	2008	119,900	-	-		-	-	-	12,615		132,515	(6)

(1) Dr.(1) Mr. Saly has started to be employed by us on December 2007.
(2) Mr. Lifshitz has started to be employed by us on November 2008.
(3) Mr. Ben Yehuda has started to be employed by us in 2005.
(4)  For the assumptions made in the valuation of the options see note 8B. to the financial statements.
(5)  Including an amount in the sum of $20,132 (2008 $ 3,984) which was not paid and was recorded as a loan Mr. Lifshitz granted the Company
(6)  Including an amount in the sum of $ 11,979 which was not paid and was recorded as a loan Mr. Ben Yehuda granted the Company in 2008. This loan was paid to Mr. Ben Yehuda in 2009.
 (7)  Mr. Saly was granted 311,773 options for 311,773 Common Stock shares to be vested in 16 quarters starting as of December 2007, each quarter 19,486 shares.
(8)  Mr. Lifshitz was granted 62,355 options for 62,355 Common Stock shares to be vested in 16 quarters starting as of October, 2008 each quarter 3,897 shares.

Youval Slay-CEO

Pimi entered into an Employment Agreement on November 27th, 2006 with Mr. Saly. On October 29, 2008, we entered into an Addendum to the Employment Agreement. Mr. Saly is entitled to total compensation of 50,000 NIS ($13,245) plus VAT per month from the month of October 2008. This consideration is paid against VAT receipt and covers all social benefits, car maintenance and cellular phone expenses of Mr. Saly. Mr. Saly has taken upon himself the payment for the social security, the pension fund and any other social insurance and benefits. Pimi has paid Mr. Saly the total sum of 655,882 NIS ($167,317) 437,400 NIS ($119,715) in 2008 respectively, as consideration under his employment agreement. Mr. Saly devotes approximately 180 hours a month in connection with his full-time employment with the Company, and devotes 100% of his working time to the business and affairs of the Company.

In addition Mr. Saly is entitled to options under the ESOP of Pimi Israel for 2008 in the total amount of 311,773 options for 311,773 Ordinary shares to be vested in 16 quarters starting as of December 2007, each quarter  19,486 shares . The exercise price per each Ordinary share is 0.01 US$. The options were converted into 311,773 options for 311,773 common stock shares of our company under our 2009 Share Incentive Plan with an exercise price of $ 0.01 for each option share and the same vesting period.

Nimrod Ben Yehuda - CTO

According to an agreement dated November 13, 2005, as amended on November 16, 2006, and of April 28, 2009, Mr. Ben Yehuda has been appointed as Pimi's CTO. Mr. Ben Yehuda is entitled to a monthly gross salary of 25,000 NIS ($6,623), plus benefits such as executive insurance, education fund at the rate of 10% (7.5% contribution by us), and disability insurance. Furthermore, Mr. Ben Yehuda is entitled to a credit card for approved expenses, including traveling expenses, a fully paid rental car (including taxes assessed for private use) and a mobile phone which will be fully covered by the Company. Under the addendum of November 16, 2006, Mr. Ben Yehuda’s net salary was reduced by the sum of 3,000 NIS ($795). The reduction was considered as a loan by Mr. Ben Yehuda to us. We undertook to pay this loan to Mr. Ben Yehuda after a new investment of not less than $500,000 at a valuation of not less than $3,000,000, or in case of another event causing Pimi to receive an income of more than $500,000. Pimi Israel has paid to Mr. Ben Yehuda the debt accrued for the reduced salary on December 2008. Mr. Ben Yehuda devotes approximately 180 hours a month in connection with his full-time employment with the Company, and devotes 100% of his working time to the business and affairs of the Company. Pimi has paid Mr. Ben Yehuda the total sum of 422,904 NIS ($107,884) and 455,860 NIS ($119,900) in 2008, respectively.

Avi Lifshitz- CFO

Pimi has entered into a Personal Service Agreement in November 2008 with accountant Avi Lifshitz. Mr. Lifshitz and Ad wise Ltd., a company under the control of Mr. Lifshitz ("Ad wise"), under which Ad Wise and Mr. Lifshitz are entitled together to a total consideration of 10,000 NIS ($2,649) plus VAT per month as from October 2008,and starting July 1,2009 additional 1,667 NIS ($442) per month . Until the date of which Pimi raises capital from an external investors for a sum exceeding $1,000,000, Pimi shall pay Mr. Lifshitz and Ad wise, on behalf of the consideration, a sum of 5,000 NIS ($1,325) plus VAT, and the balance of the consideration shall accrue to the credit of the Mr. Lifshitz and Ad wise and shall be paid to them after the raising of capital as aforesaid. The consideration to Mr. Lifshitz is paid as salary and the consideration to Ad wise is paid against VAT receipt, the consideration shall not exceed the amount of 10,000 NIS plus VAT until June 30, 2009, and 11,667 NIS ($3,091) starting July 1, 2009. The consideration covers taxes, national insurance, pension fund and/or any other social insurance and/or benefits, car maintenance and cellular phone expense. Pimi expenses amounted to the total sum of 136,284 NIS ($34,766) in 2009, and  30,000 NIS ($7,891) in 2008 respectively, under this Personal Service Agreement. Mr. Lifshitz's works approximately 36 hours a month in connection with the business and affairs of the Company and his position is considered to be part-time. Mr. Lifshitz devotes approximately 20% of his working time to the business of the Company.

In addition Mr. Lifshitz received options under the ESOP for Israel for 2008 in the total amount of 62,355 options for 62,355 Ordinary shares to be vested in 16 quarters as of October, 2008 each quarter 3,897 shares. The exercise price per each Ordinary share is $0.72 per share. The options were converted into 62,355 options for 62,355 common shares of our company under our 2009 Share Incentive Plan with the exercise price of $0.72 for each common share, and the same vesting period.

DIRECTOR COMPENSATION

The Company’s directors currently serve without compensation, except for Mr. Doron Shorrer, to whom options were granted under the Company’s 2009 Share Incentive Plan in exchange for the cancellation of options under the Pimi Israel Plan, and Mr. Rami Triger to whom options were granted on July 1, 2009, under the Company’s 2009 Share Incentive Plan.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Doron Shorrer (1)	2009	None	None	8,333	None	None	None	8,333
	2008	None	None	1,292	None	None	None	1,292
Rami Triger (2)	2009	None	None	12,035	None	None	None	12,035
	2008	None	None	None	None	None	None	None

(1) Mr. Shorrer was granted on December 1, 2008, 31,176 options for 31,176 Ordinary shares to be vested in 8 quarters as of December, 2008 each quarter 3,897 options.

(2)
Mr. Triger was granted on July 1, 2009- 31,176 options for 31,176 common shares to be vested in 8 quarters as of July 1, 2009, each quarter 3,897 options. Therefore, in 2008 Mr. Triger did not receive any options.

(3)	The fair value of options granted under the plan was estimated at the date of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

Dividend yield (%)	0
Expected volatility (%) (*)	50
Risk free interest rate (%) (**)	3
Expected term of options (years) (***)	5-7
Exercise price (US dollars)	0.01/0.72/1.37
Share price (US dollars)	0.2/0.72/1.37
Fair value (US dollars)	0.19-0.7

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

Doron Shorrer- Director

Mr. Shorrer is entitled to options under the ESOP for Israel for 2008 in the total amount of 31,176 options for 31,176 Ordinary shares to be vested in 8 quarters as of December, 2008 each quarter 3,897 shares. The exercise price per each Ordinary share is $0.72 per share. The options were converted into 31,176 options for 31,176 common shares of our company under our 2009 Share Incentive Plan with the exercise price of $0.72 for each common share, and the same vesting period.

Rami Triger- Director

Mr. Triger is entitled to options under the Company's 2009 Share Incentive Plan in the total amount of 31,176 options for 31,176 common shares to be vested in 8 quarters as of July 1, 2009, each quarter 3,897 common shares. The exercise price per each Ordinary share is $1.37 per common share.

Business Advisory Board

The Business Advisory Board is composed of two select individuals who have significant business expertise that the company relies on. Professor Avi Nachmias is a leading figure in the global potato industry. He served as advisor to Nestle, MacDonald's, and Marks & Spencer, and to leading potato processing companies in South America and South Africa. Prior he was Chief Deputy of the Vulcani Research Center of Israel's Ministry of Agriculture.

Professor Ilan Chet is a prominent, leading microbiology scientist. Prof. Chet served as President of the Weizmann Institute of Science (2002-2006). Prof. Chet earned numerous high-level awards and honors for his research. In 2001, his research on extensive control of plant diseases using environment-friendly microorganisms, earned him a nomination for the Nobel Prize. He is a professor at the Hebrew University of Jerusalem.

Name (1)	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Avi Nachmias (2)	2009	40,550	-	14,595	-	-	-	55,145
	2008	36,116	-	475	-	-	-	36,591

Ilan Chet (3)	2009			21,422	-	-	-	21,422
	2008			713	-	-	-	713

(1)	For the assumptions made in the valuation of the options, see the table in "Directors Compensation".
(2)	Prof. Nachmias was granted 31,176 options for 31,176 Common stock shares to be vested in 8 quarters, each quarter 3,897 options, commencing on December 1, 2008.
(3)	Prof. Chet was granted 93,532 options for 93,532 Common Stock shares to be vested in 16 quarters, each quarter 5,846 options commencing on December 1, 2008.

Prof. Avi Nachmias- Member of the Advisory Board

On January 9, 2008 Pimi Israel signed a Consulting Agreement with the Center for Potato Research in a Warm Climate Ltd (the "Center") which is controlled by Prof. Avi Nachmias, who is a member of our advisory board. Under the Consulting Agreement, Pimi Israel is obligated to pay a consulting fee in an amount of 10,000 NIS ($2,649) a month plus VAT against a tax invoice to the Center. Following a capital raise by the Company, the monthly consultancy fee shall be 12,000 NIS ($3,179) a month. The consultancy period is for three years as of January 1st 2008 and may be extended.

Prof. Nachmias received options under Pimi Israel’s 2008 ESOP under an option agreement dated January 22, 2009. Pimi has granted Prof. Nachmias a total amount of 31,176 shares to be vested over a period of 8 quarters, each quarter 3,897 shares, provided he is engaged as a Pimi consultant, as of December 1, 2008, for a period of 8 quarters. The exercise price per each common share is $ 0.72 per share.

Prof. ILan Chet - Member of the Advisory Board

On January 10, 2009, Prof. Chet received Options under Pimi Israel’s 2008 ESOP. Pimi granted to Prof. Chet a total of 93,532 options of common stock to be vested for a period of 16 quarters, each quarter 5,846 options for shares, provided he is engaged as Pimi consultant, as of December 1, 2008, for a period of 16 quarters. The exercise price per each ordinary share is $0.72 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of and percent of the Company's common stock beneficially owned by:

•	all directors and nominees, naming them,
•	our executive officers,
•	our directors and executive officers as a group, without naming them, and
•	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 31, 2010, and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 31, 2010. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

Name and address of owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Alon Carmel (3) c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chairman of the Board	2,433,314	34.78%

Youval Saly c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Executive Officer	194,858 (4)	2.78%

Avi Lifshitz c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Financial Officer	23,383 (5)	0.33%

Nimrod Ben-Yehuda (3)(6) c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Technology Officer, Director	1,440,100	20.58%

Avi Nachmias (7) c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Research Officer, Advisory Board Member	23,383	0.33%

Doron Shorrer c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Director	42,598	0.61%

Ilan Chet c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Advisory Board Member	35,075 (9)	0.5%

Rami Treger c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Director	11,691	0.17%

Omdan Consulting and Instruction Ltd (3) (10) 44 Nachal Amud St. Ramat-Hasharon, Israel, 47204	Common Stock	Shareholder	817,362	11.68%

All Officers and Directors As a Group (7 persons)	Common Stock		5,045,144	72.11%

(1)	This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.

(2)
Applicable percentage ownership is based on 6,641,753 shares of Common Stock outstanding as of March 31, 2010, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 31, 2010, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of March31, 2010, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	For the terms of Voting Agreement between Alon Carmel, Nir Ecology and Omdan Consulting and Instruction Ltd see Certain Relationship and Related Transactions.

(4)	This number represents the amount of options which become vested under Mr. Saly option agreement until May 31, 2010.

(5)	This number represents the amount of options which become vested under Mr. Lifshitz option agreement until May 31, 2010.

(6)	The shares are owned by Nir Ecology Ltd, a company under the control of Mr. Ben Yehuda and are held in trust for Nir Ecology by a trustee.

(7)	This number represents the amount of options which become vested under Prof. Nachmias option agreement until October 31, 2009.

(8)
19,215 shares of Common Stock are owned by Shorrer International Ltd, a company under the control of Mr. Doron Shorrer. And the balance of 23,383 shares of Common Stock represents the amount of options which become vested under Mr. Shorrer’s option agreement until May 31, 2010.

(9)	This number represents the amount of options which become vested under Prof. Chet option agreement until May 31, 2009.

(10)
A company owned by Mr. Eitan Shmueli and his wife Mrs. Vivy Shmueli. Mr. Shmueli was the Co-Founder of Pimi and serves as Pimi’s legal Advisor in Israel. The shares owned by Omdan are held by a trustee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Shareholder Agreement

Our shareholders Alon Carmel ("Carmel "), Omdan Consulting and Instructing Ltd. a company under the control of Advocate Eitan Shmueli and his wife Mrs. Vivy Shmueli (" Omdan "), Nir Ecology Ltd. (" Nir") a company under the control of Mr. Nimord Ben Yehuda our CTO, by Ashdor Asset Management and Trust Ltd. (that held the shares in trust for Nir) (collectively the "Shareholders"), entered into an agreement on February 24, 2009 (the "Shareholders Agreement ").  Nir is a company under the control of our director, Mr. Nimrod Ben-Yehuda. Under the Shareholders Agreement, the Shareholders have agreed to vote their shares in the annual general meeting of the shareholders. Omdan and Nir will vote for 2 directors which will be proposed by Mr. Carmel. Mr. Carmel and Nir will vote for one director which will be proposed by Omdan, and Mr. Carmel and Omdan will vote for one director which will be proposed by Nir. The parties agreed that in case Mr. Carmel will hold less than 15% and more than 7.5% of Pimi's share capital, Omdan and Nir shall vote for only one director which will be proposed by Mr. Carmel. In case the holdings of one of the parties will be less than 7.5% of Pimi's share capital, the other two parties will not be obligated to vote for the director proposed by this party. In case, the number of directors appointed by the parties will be more than 4 directors, the parties will appoint an even number of directors. In case, six directors will be appointed, Mr. Carmel will propose the fifth director and Omdan and Nir will vote for him, Nir will propose the sixth director and Mr. Carmel and Omdan will vote for him. In case eight directors will be appointed, Mr. Carmel will propose the seventh director and Omdan and Nir will vote for such director. Omdan will propose the eighth director and Mr. Carmel and Nir will vote for him. In case there will not be unanimous consent between the above shareholders with regard to the identity of an outside director, the shareholders will vote against the appointment of such external director in any general meeting it is brought for election. In an addendum to the Shareholders Agreement dated April 23, 2009, Nir and Omdan agreed that in case of liquidation of the Company or a sale of the majority of its shares to an investor (collectively, the “Sale”) under which Carmel will receive less than $965,000 from such event, they will pay to Carmel, out of the sum they have received under the Sale the balance up to $965,000.

Relationship with Shareholders

On July 12, 2004 Nir, and Machteshim Chemical Works Ltd. ("Machteshim") entered into an agreement (the "Assignment Agreement"), under which Machteshim transferred to Pimi Israel all of their rights in the knowledge and/or information relating to the product known as MC-10, which is the previous name of Pimi's product SpuDefender™ (the "Product"). In addition, Machteshim has transferred to Pimi Israel all the rights in the patents and/or patents requests and/or licenses and/or documents related to the Product. Under the Assignment Agreement, Machteshim agreed to register, on its own account, all the rights in the patent and/or patent requests, relating to the product, in the countries nominated in an appendix to Assignment Agreement. If Machteshim shall not register the patents, it was agreed that Machteshim will transfer all the required documents to Nir, or any party on its behalf, and Nir, or any party on its behalf, shall carry out the registration. Under an agreement dated, November 11, 2005 between Nir and Pimi, Nir has declared and confirmed that the know-how and patents and patent application and/or licenses relating to the Product which was transferred to Pimi Israel from Machteshim under the Assignment Agreement (the "Intellectual Property") belongs exclusively to Pimi Israel except for the right of use of the Intellectual Property for water treatment applications which was granted irrevocably and exclusively on a world-wide basis to Nir or to Nimrod Ben Yehuda or to Naava Ben-Yehuda (or any company in which Nimrod or Naava Ben Yehuda have interest). Nir has obligated to sign on all necessary documents for the completion of the assignment of the Intellectual Property to Pimi.

On November 13, 2005 an Investment Agreement was entered into between Nimrod Ben-Yehuda, Omdan, Mr. Carmel and JNS Capital LLC ("JNS") (the "Investment Agreement"). Under the Investment Agreement, Mr. Carmel and JNS agreed to invest in Pimi Israel a total sum of $900,000 ("Investment Amount"), in quarterly installments, in consideration for the issuance of 120,000 shares. On November 15, 2006 an Addendum to the Investment Agreement was signed by the above parties (the "Addendum"). Until that time, Mr. Carmel and JNS have invested in Pimi Israel the total sum of $785,000 out of their total Investment Amount. Under the Addendum JNS was released from its obligation to invest in Pimi Israel the balance of the Investment Amount and Mr. Carmel agreed to pay to Pimi an additional sum of $215,000 out of which $115,000 is the balance of the Investment Amount and $100,000 is an "Additional Investment." It was further agreed that Mr. Carmel and JNS will be entitled, against the payment of the balance of the Investment Amount, to receive 120,000 preferred shares of 0.01 NIS each of Pimi Israel instead of 120,000 Ordinary Shares of 0.01 NIS each. Pimi Israel has issued preferred shares to Mr. Carmel and JNS, respectively, to their investments in Pimi Israel. Mr. Carmel has transferred the Additional Investment amount to Pimi Israel in accordance with the Addendum and Pimi has issued to Mr. Carmel 30,006 preferred shares.

Mr. Eitan Shmueli (the controlling shareholder of Omdan) and Mr. Nimrod Ben Yehuda, have guaranteed to Bank Hapoalim a line of credit of 210,000 NIS ($55,629) granted to Pimi Israel.

On April 1, 2005, Mr. Nimrod Ben Yehuda guaranteed on behalf of Pimi Israel, certain obligations of Pimi Israel under a lease agreement dated April 1, 2005 for Pimi Israel’s offices with Kibbutz Alonim.

As of 2009, Pimi Israel subleased to Nir 10 square meters of office space, for $75 per month.

During the years 2006-2008, Nir has been engaged in treatment of our patents and IP and has incurred expenses related to such services. We have agreed to pay to Nir for these services and in reimbursement of the expenses incurred by it a sum of $ 26,490 (100,000 NIS).  Until June 2009 we have paid to Nir the balance of the debt.

Legal Services

Sadot & Co. Law offices in which Mr. Eitan Shmueli (a controlling shareholder of Omdan, one of our shareholders), is a partner, has a retainer and other consulting agreements with Pimi. Sadot & Co. Law offices has received fee from Pimi (as legal fees), 91,142 NIS ($23,250) and 428,454 NIS ($109,299) respectively and in the  years, 2008 and 2009, respectively.

Director Independence

Our Board of Directors has determined that Doron Shorrer and Rami Triger are “independent” directors. Although Pimi currently is not a listed company on any stock exchange, our Board of Directors uses the AMEX company rules as a guideline in its determination of director independence. Under those rules, no director would qualify as independent unless our Board of Directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Specifically, no director would qualify as independent if (a) during the past three years, the director or family member was employed by the Company, (b) the director accepted or has an immediate family member who accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three preceding years, or (c) the director is, or has an immediate family member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant	Year	Amount billed

Fahn Kanne & Co.	2008	$23,210
	2009		$87,500 (Including fees charged for
			Services related to the S-1 of the Company)

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation of Pimi Agro Cleantech Ltd. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

3.2	Change of Name Certificate of Pimi Agro Cleantech Ltd. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

3.3	Certificate of Incorporation of Pimi Agro Cleantech, Inc. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

3.4	By-laws of Pimi Agro Cleantech Ltd. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

10.1
Employment Agreement by and between Mr. Youval Saly and Pimi Agro Cleantech Ltd. dated November 27, 2006. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.2
Addendum to the Employment Agreement with Mr. Youval Saly dated October 29, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.3
Employment Agreement with Mr. Nimrod Ben Yehuda dated November 13, 2005. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.4
Addendum to the Employment Agreement with Mr. Nimrod Ben Yehuda dated November 15, 2006 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.5
Addendum to the Employment agreement with Mr. Nimrod Ben Yehuda dated April 28, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.6	Agreement with Prof. Ilan Chet dated January 6, 2009 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.7
Employment Agreement by and between Mr. Avi Levi and Pimi Agro Cleantech Ltd. dated August 31, 2005. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.8
Employment Agreement by and between Mr. Avi Lifshitz and Pimi Agro Cleantech Ltd. dated November 19, 2008 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.9
Pimi Agro Cleantech Ltd. 2008 Share Option Plan and option Agreements with: Mr. Youval Saly, Mr. Avi Lifshitz, Mr. Avi Levi, Mr. Doron Shorrer, Prof. Avi Nachmias, Prof. Ilan Chet . (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.10
Agreement between Machteshim Chemical Works Ltd. and Nir Ecology Ltd. dated July 12, 2004. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.11
Agreement between Nir Ecology Ltd. and Pimi Agro Cleantech Ltd both dated November 11, 2005. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.12
Agreement between Nir Ecology Ltd. and Pimi Agro Cleantech Ltd both dated November 11, 2005. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.13
Investment Agreement between Mr. Ben Yehuda, Omdan Consulting and Instruction Ltd.,   Mr. Carmel and JNS Capital LLC dated November 13, 2005. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on August 3, 2009)

10.14
Addendum to the Investment Agreement between Mr. Ben Yehuda, Omdan Consulting and Instruction Ltd.,   Mr. Carmel and JNS Capital LLC dated November 15, 2006 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.15
Overseas Market Development Consultancy Agreement by and between Pimi Agro Cleantech Ltd. and The Center for Potato Research in a Warm Climate dated January 9, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.16
MOU between Pimi Agro Cleantech LTD. and Omnivent Techniek BV dated May 19, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.17
Agreement for Services by and between Wagner Regulatory Associates, Inc. Pimi Agro Cleantech Ltd. dated September 21, 2008 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.18
Tenancy Agreement between Kibbuts Alonim and Pimi Agro Cleantech Ltd dated December 30, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.19
Agreement between Redebel S.A. and Pimi Cleantech Ltd. (Registration Assistance Agreement) dated December 23, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.20
Agreement by and between Omex Agriculture Ltd. and Pimi Agro Cleantech Ltd. dated January 11, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)*

10.21
Letter of Intent Agreement by and between Vegiesafe LLC and Pimi Agro Cleantech Ltd. dated January 20, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on August 3, 2009)

10.22	Term Sheet with Earthbound LLC dated January 20, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.23
Voting Agreement between Alon Carmel, Omdan Consulting, and Instruction Ltd and Nir Ecology dated February 24, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.24
Addendum to the Voting Agreement of February 24, 2009 dated April 23, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.25
Share Exchange Agreement between Pimi Agro Cleantech Inc., Pimi Agro Cleantech Ltd. and the Shareholders of Pimi Agro Cleantech Ltd., dated April 27, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.26	Pimi Agro Cleantech, Inc. 2009 Stock Incentive Plan. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.27
Warrant issued by Pimi Agro Cleantech, Inc. to Earthbound LLC dated May 3, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.28
Amendment to Warrant issued by Pimi Agro Cleantech, Inc. to Earthbound LLC dated June 7, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.29
Amendment to Warrant issued by Pimi Agro Cleantech, Inc. to Earthbound LLC dated July 29, 2009 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on August 3, 2009).

10.30
Stock Purchase Agreement by and between Pimi Agro Cleantech, Inc. and Ehud Nahum dated June 4, 2009 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.31
Stock Purchase Agreement by and between Pimi Agro Cleantech, Inc. and Yuval Nahum dated June 4, 2009 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.32
Financial Advisory Agreement, by and between Pimi Agro Cleantech, Inc. and Lampost Capital L.C., dated March 24, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2010)

21.1	List of subsidiaries of the Company. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

23.1	Consent of Fahn Kanne & Co .(filed herewith)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.2
Approval of Office of the Chief Scientist, Ministry of Industry, Trade and Labor, State of Israel, dated April 11, 2007. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

99.2
Approval of Office of the Chief Scientist, Ministry of Industry, Trade and Labor, State of Israel, dated November 12, 2007. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

 *Portions of exhibit 10.20 have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIMI AGRO CLEANTECH, INC.

April 14, 2010	By:	/s/ Youval Saly
Youval Saly
Chief Executive Officer
(Principal Executive Officer)

April 14, 2010	By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Youval Saly	Chief Executive Officer	April 14, 2010
Youval Saly	(Principal Executive Officer)

/s/ Avi Lifshitz	Chief Financial Officer	April 14, 2010
Avi Lifshitz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alon Carmel	Chairman of the Board	April 14, 2010
Alon Carmel

/s/ Nimrod Ben-Yehuda	Chief Technology Officer, Director	April 14, 2010
Nimrod Ben-Yehuda

/s/ Doron Shorrer	Director	April 14, 2010
Doron Shorrer

/s/Rami Treger	Director	April 14, 2010
Rami Treger