Form 10-Q
period 2010-03-31
PIMI AGRO CLEANTECH, INC.
filed 2010-05-20
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

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

The number of shares of common stock outstanding as of March 31, 2010 was 6,641,735.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Financial Statements
as of March 31, 2010 (Unaudited)

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Financial Statements
as of March 31, 2010 (Unaudited)
Table of Contents
Page
Condensed Consolidated Financial Statements
Balance Sheets	4
Statements of Operations	5
Statements of Changes in Shareholders’ Equity (Deficit)	6 – 10
Statements of Cash Flows	11
Notes to the Consolidated Financial Statements	12 – 15

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars
	March 31,	December 31,
	2010	2009(*)
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	429	-
Accounts receivable	25,971	30,448
Other current assets	46,371	32,472
Total current assets	72,771	62,920

Property and Equipment, Net	31,365	24,810

Funds in Respect of Employee Rights Upon Retirement	47,033	42,548
Total assets	151,169	130,278
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Credit from banking institution	49,081	9,114
Accounts payable:
Trade	126,659	52,930
Other	316,723	276,751
Total current liabilities	492,463	338,795

Liability for employee rights upon retirement	51,621	48,124
Total liabilities	544,084	386,919

Shareholders’ Deficit
Common stocks of US$ 0.01 par value ("Common stocks"):
30,000,000 shares authorized as of March 31, 2010 and December 31, 2009; issued and outstanding 6,614,335 shares and 6,573,110 shares as of March 31, 2010 and December 31, 2009, respectively	66,142	65,730
Additional paid in capital	2,868,380	2,795,066
Accumulated other comprehensive loss	(46,682)	(41,666)
Deficit accumulated during the development stage	(3,280,755)	(3,075,771)
Total shareholders' deficit	(392,915)	(256,641)
Total liabilities and shareholders’ deficit	151,169	130,278

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying capital notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	US dollars (except for share data)
	Three month period ended March 31,		Cumulative period from January 14, 2004 (date of inception) until March 31,
	2010	2009(*)	2010(*)
	(unaudited)		(unaudited)

Revenues from sales of products	37,708	9,306	307,500
Research and development expenses	(156,213)	(191,852)	(2,441,614)
General and administrative expenses	(87,470)	(32,832)	(1,038,793)
Operating loss	(205,975)	(215,378)	(3,172,907)
Financing income (expenses), net	991	(4,050)	(27,514)
Loss from continuing operation	(204,984)	(219,428)	(3,200,421)
Loss from discontinued operation, net	-	-	(80,334)
Net loss for the period	(204,984)	(219,428)	(3,280,755)

Net loss per share (basic and diluted)	(0.03)	(0.04)

Weighted average number of shares outstanding (basic and diluted)	6,597,223	6,125,260

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

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*)

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

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

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

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

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

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

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

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except for share data)
	Common stock			Accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	Total shareholders equity (deficit)
Loss for the period	-	-	-	-	-	(204,984)	(204,984)
Gain on translation of subsidiary functional currency to the reporting currency	-	-	-	(5,016)	-	-	(5,016)
Total comprehensive loss							(210,000)
Issuance of 3,225 common stock for cash of US$ 1.55 per share in February 2010	3,225	32	4,968	-	-	-	5,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in February 2010	35,000	350	46,900	-	-	-	47,250
Stock based compensation (**)	3,000	30	21,446	-	-	-	21,476
Balance as of March 31, 2010 (unaudited)	6,614,335	66,142	2,868,380	(46,682)	-	(3,280,755)	(392,915)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

(**)	Including US$ 4,050 with respect to the issuance of 3,000 common stock to a service provider.

The accompanying capital notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars (except for share data)
	Three month period ended March 31,		Cumulative period from January 14, 2004 (date of inception) until March 31,
	2010	2009(*)	2010(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net loss for the period	(204,984)	(219,428)	(3,280,755)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	1,527	1,985	25,086
Increase in liability for employee rights upon retirement	2,680	2,469	48,419
Stock based compensation	21,476	25,546	156,320
Interest from shareholders loans	-	-	(2,409)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	4,960	9,147	(24,023)
Increase in other current assets	(13,289)	(15,246)	(141,802)
Increase in accounts payable – trade	64,838	38,741	113,453
Increase in accounts payable – other	35,170	60,154	278,689
Net cash used in operating activities of continuing operations	(87,622)	(96,632)	(2,827,022)
Net cash used in operating activities of discontinued operations	-	-	80,334
Net cash used in operating activities	(87,622)	(96,632)	(2,746,688)
Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(3,755)	(2,469)	(43,364)
Purchase of property and equipment	-	(5,845)	(45,389)
Net cash used in investment activities	(3,755)	(8,314)	(88,753)
Cash flows from financing activities
Credit from banking institutions	39,612	-	48,705
Issuance of common stock	52,252	245,000	2,350,085
Payment on account of shares	-	-	233,644
Loans from shareholders	-	-	194,083
Deferred issuance expenses	-	(112,874)	-
Net cash provided by financing activities	91,864	132,126	2,826,517
Effect of exchange rate changes on cash and cash equivalents	(58)	(20,346)	9,353
Increase in cash and cash equivalents	429	6,834	429
Cash and cash equivalents at beginning of the period	-	277,410	-
Cash and cash equivalents at end of the period	429	284,244	429

Supplementary information on investment activity not involving cash flow:

During the three month period ended March 31, 2010 the Company purchased property and equipment in an amount of US$ 7,675.

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying capital notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE1	- GENERAL

A.	Organization and nature of operations

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

B.	Going concern uncertainty

Since its incorporation (April 1, 2009), the Company does not have any operations other than those carried out by Pimi Israel.  The development and commercialization of Pimi Israel's product will require substantial expenditures.  Pimi Israel has not yet generated sufficient revenues from its operations to fund its activities, and is therefore dependent upon external sources for financing its operations. There can be no assurance that Pimi Israel will succeed in obtaining the necessary financing to continue its operations. Since inception, Pimi Israel has suffered accumulated losses in an amount of US$ 3,280,755 and has a cumulative negative operating cash flow of US$ (2,746,688). These factors raise substantial doubt about Pimi Israel and therefore, the Company's ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.	Risk factors

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

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at March 31, 2010 and the results of its operations and cash flow for the three month period then ended.

The unaudited interim financial statements were prepared on a basis consistent with the Company’s annual financial statements on Form 10-K for the year ended December 31, 2009.  Results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2010.

The consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

B.	Recently issued accounting pronouncements
1.	ASC Topic 605 - 25 “Revenue Recognition - Multiple-Element Arrangements”
In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for the Company), with early adoption permitted, modify the criteria for recognizing revenue in multiple element arrangements and require companies to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, the amendments eliminate the residual method for allocating arrangement considerations. The Company is currently evaluating the impact that the adoption would have on its consolidated financial statements, if any.

2.	ASC Topic 820, “Fair Value Measurements and Disclosures”
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

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	- SIGNIFICANT ACCOUNTING POLICIES (cont.)

B.	Recently issued accounting pronouncements (cont.)
2.	ASC Topic 820, “Fair Value Measurements and Disclosures” (cont.)
As applicable to the Company, the update became effective as of the beginning of the three month period ended March 31, 2010 (the first interim or annual reporting period beginning after December 15, 2009), except for the disclosures of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.

The adoption of the new guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

C.	Fair value of financial instruments

ASC Topic 825-10 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash and cash equivalents, accounts receivable, other receivables, Credit from banking institution, accounts payable and other payables, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

The Company applies ASC Topic 820-10 (formerly SFAS 157, “Fair Value Measurements”) which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and requires disclosures for fair value measures.

As of March 31, 2010 the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

NOTE 3	-	LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period.

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the three month periods ended March 31, 2010 and 2009 are as follows:

	US dollars
	Three month period ended March 31,
	2010	2009
Net loss used for the computation of loss per share generated from continuing operation	204,984	219,428

	Number of shares
	Three month period ended March 31,
	2010	2009
Weighted average number of shares used in the computation of basic and diluted earnings per share	6,597,223	6,125,260

(*)	The effect of the inclusion of options for the three month period ended March 31, 2010 and 2009 is anti-dilutive.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4	-	SUBSEQUENT EVENTS
A.
In April 2010, the Company executed 3 Securities Purchase Agreements with three qualified institutional buyers (the “Subscribers”), namely, Iowa’s TSA Trust Fund, PFFI Ret. Foundation, and Oregon Orate – OSGP Fund, in connection with a private placement in the aggregate amount of $2,082,400. Upon receipt of the investment, the Company will issue to the Subscribers an aggregate of 1,096,000 shares of its common stock, par value $0.01, at a purchase price of $1.90 per share.

B.
On April 29, 2010, the Company issued Convertible Debentures in the sum $60,000 to one of its Shareholders, or its registered assigns, which can be converted until April 29, 2011 for common shares of the corporation, at the price of $1.35 per share. The loan bears interest of 8% per annum. In addition, on April 29, 2010, the Company issued a warrant to purchase 44,444 shares of common stock of the corporation to the same Shareholder, at a purchase price of $1.35 per share to be exercised until October 30, 2011.

C.
On May 13, 2010, the Company issued Convertible Debentures in the sum of $20,000 to one of its Shareholders, or its registered assigns, which can be converted until May 13, 2011 for common shares of the corporation, at the price of $1.35 per share. The loan bears interest of 8% per annum.  In addition, on May 13, 2010, the Company issued a warrant to purchase 14,815 shares of common stock of the corporation to the same Shareholder, at a purchase price of $1.35 per share to be exercised until November 13, 2011.

D.
On May 16, 2010, the Company issued Convertible Debentures in the sum of $79,808 to one of its Shareholders, or its registered assigns, which can be converted until May 15, 2011 for common shares of the corporation, at the price of $1.35 per share. The loan bears interest of 8% per annum. In addition, on May 16, 2010, the Company issued a warrant to purchase 59,117 shares of common stock of the corporation to the same Shareholder, at a purchase price of $1.35 per share to be exercised until November 15, 2011.

NOTE 4	-	EVENTS DURING THE REPORTING PERIOD

On March 31, 2010, the Company issued 30,000 shares of its common stock to Lampost Capital LLC in consideration for the financial advisory services that will be rendered to the Company commencing March 1, 2010 and until December 31, 2010. The shares are forfeitable upon termination of the agreement by the advisor, and will be vested on a pro-rata basis over the term of the agreement.

The advisor will be entitled to a transaction finder's fee of certain percentage (up to 5%) of the proceeds of a transaction (as defined in the agreement) with a third party introduced to the Company by the advisor.

In addition, the advisor will be entitled to a financing fee in the event that the advisor will effect, introduce or participate in a financing transaction of a debt or equity.  In which case, the fee shall be mutually determined between the Company and the advisor at the time of such financing.

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

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Risk Factors" In 2009 10K. They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors" in 2009 10K, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

The market for Pimi’s products is divided into two sections: (i) stored potatoes (for both table and processed potatoes), where Pimi’s products prevent quality losses due to sprouting and diseases, and (ii) the market of seeds potatoes where our products aim to prevent diseases and pathogens.

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

On April 27, 2009 we purchased all the issued and outstanding shares of Pimi Israel from Pimi Israel’s shareholders in consideration for 6,313,189 shares of our Common Stock (the “Exchange Agreement"). As a result, Pimi Israel became a wholly-owned subsidiary of the Company.

Pimi is addressing the immediate need of minimizing crop loss during season-long harvest storage as well as replacing chemical residue chemicals that are consumed in packing lines to increase nature shelf life, using treatments that are environmentally friendly. Current industry treatments are based on harmful chemicals that are gradually being banned by regulatory bodies throughout the world. Due to the magnitude of this unsolved problem and the enormous impact of a long-awaited solution in the global agricultural industry, management believes that Pimi is positioned to become a leading company in this field.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our accounting policies are described in Note 2 to the financial statements appearing elsewhere in 2009 10K report. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. Due to the early stage of operations of the Company there are no accounting policies that are considered to be critical accounting policies by the management.

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

As applicable to the Company, the update became effective as of the beginning of the three month period ended March 31, 2010 (the first interim or annual reporting period beginning after December 15, 2009), except for the disclosures of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.

The adoption of the new guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

RESULTS OF OPERATIONS –

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Total Net Sales:  Total Net Sales increased $28,402 or 305% to $37,708 in the 3 months ended March 31, 2010 from $9,306 for the 3 months ended March 31, 2009.  Increase of revenue was derived from sales of our products and technology to pilot rooms in UK and Israel. The Company’s products and technology are still in development stage and have not been actively marketed to date.

R&D Expenses: Total net R&D Expenses for the 3 month ended March 31, 2010 of $ 156,213 decreased $35,639 or 19% from the $191,852 for the 3 months ended March  31, 2009, due to decrease in cost of labor and professional services in the amount of $26,658, travel and other expenses of $8,981

General and Administrative Expenses :  General and administrative expenses increased by $54,638 or 166% in the 3 months ended March  31, 2010  to $87,470 from $32,832 in the 3 months ended March  31, 2009  mostly due to increase in professional fee expenses ($46,113) and other expenses and salaries ($8,525).

Loss from Operations:  Loss from operations for the 3 months ended March 31, 2010 of $205,975 was down $9,403 or 4% from the loss from operations in the 3 months ended March 31, 2009 of $215,378 as a result of the decrease in R&D expenses ($35,639), and growth of sales ($28,402).which were partially balanced by increase in G&A expenses ($54,638).

Financing Expenses:  Total financing income in the 3 months ended March 31, 2010 amounted to $991, which were $5,041 lower than our financing expenses of $4,050 in the 3 months ended March 31, 2009. This was a mostly a result of income from exchange rates.

Net Loss :  Net loss of $204,984 in the 3 months ended March 31, 2010 was $14,444 or 7% lower than the net loss in the 3 months ended March  31, 2009 of $219,428   due to the decrease in  R&D expenses ($35,639), growth of sales ($28,402) and Financing expenses ($4,050),which were partially balanced by increase in G&A expenses ($54,638)

Liquidity and Capital Resources

As of March 31, 2010, we had liabilities of $544,084 ($386,919 as of December, 2009), including $351,196 ($190,150 as of December 31, 2009) of third party liabilities, and $192,995 ($124,231 as of December 31, 2009) was due to related parties.  The amounts due to related parties are for consulting services and salaries

As of March 31, 2010 we used credit lines in the sum of $49,081. As of May 1, 2010 we have cash on hand in the net amount of $12,000. Currently our net burn rate is approximately $90,000 per month. Thus, we will need additional sums of approximately $1,000,000 through December 2010.

The Company has sustained operating losses and its cash needs extend beyond its current resources. Subsequent to May 2010, the Company will exhaust most of its liquidity. In addition, the Company does not have a reliable consistent source of future funding. These factors create an uncertainty about the Company’s ability to continue as a going concern.

The Company anticipates that it will begin to realize material revenues in the potato season of 2011 (the third and fourth quarters of 2011), as clients will begin to utilize and pay for the Company’s product and technology, and the Company determined that approximately $2.5 million of additional funding is necessary to bridge the Company to the larger revenue sales that were due to begin in 2011. Realization of revenues is subject to regulatory approval of the relevant regulator, in each country where we intend to deliver, distribute and sell our products, which we currently do not have, except for the state of Israel.

Net Cash Used in Operating Activities for the three months period ended March 31, 2010 and March 31, 2009

Net cash used in operating activities, generated from continuing operations was $87,622 and $96,632 for the three months period ended March 31, 2010 and 2009, respectively. Net cash used in operating activities primarily reflects the net loss for those periods $204,984 and $219,428 respectively, which was reduced in part by none cash stock-based compensation $21,476 and $25,546, respectively and cash provided due to changes in operating assets and liabilities in the amounts of $95,886 and $97,250, respectively.

Net Cash Used in Investing Activities for the three months periods ended March 31, 2010 and March 31, 2009

Net cash used in investing activities was $3,755, and $8,314 for the three month period ended March 31, 2010, and 2009, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment), and fund deposits in respect of employees rights upon retirement.

Net Cash Used in Financing Activities for the three months periods ended March 31, 2010 and March 31, 2009

Net cash provided by financing activities was $91,864, and $132,126 for the three month period ended March 31, 2010 and 2009, respectively, which is primarily attributable to capital raised in the amounts of $52,252 and $245,000 respectively, usage of credit lines in  the amount of $39,612 and $0,respectively , reduced by deferred issuance expenses in  the amount of ($0) and ($112,874), respectively.

Management believes that as a result of anticipated financing in 2010 from the pension funds, and with certain revenues to be received from the sale and delivery of its products to clients, there will be sufficient capital to meet cash needs for the year ended December 31, 2010, and afterwards. Management believes that the funds received from the new investors will allow us to meet the regulatory requirements and to generate sales of its development stage products towards Potatoes, Citrus, Yams, Onions and others to come.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2010. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and therefore may be considered “material weaknesses.”

Based on the size of the Company and depth of accounting personnel assignment of tasks does not allow for proper maintenance of segregation of duties.  Additionally, the Company does not have an audit committee to oversee the financial reporting and disclosure process.

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of March 31, 2010 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting as of March 31, 2010, was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

The material weaknesses we have identified include:

As of March 31, 2010, our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting process:

-	There is a lack of sufficient accounting staff, which results in a lack of segregation of duties necessary for a good system of internal control.

-	The Company does not have an audit committee to oversee the financial reporting and disclosure process.

In light of the forgoing, once we have adequate funds, management plans to hire additional personnel and implement an audit committee charter for oversight of the financial reporting and disclosure process.  We believe these actions will remediate the material weaknesses.  However, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

(b) Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes from the risk factors during the three months ended March 31, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2010, the Company issued 30,000 shares of its common stock to Lampost Capital LLC in consideration for the financial advisory services that will be rendered to the Company commencing March 1, 2010 and until December 31, 2010. The shares are forfeitable upon termination of the agreement by the advisor, and will be vested on a pro-rata basis over the term of the agreement.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.

Other Information

None.

ITEM 6.  Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (1)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (1)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (1)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (1)

(1)           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of May 2010.

PIMI AGRO CLEANTECH, INC.

By:	/s/ Youval Saly
Youval Saly
Chief Executive Officer
Principal Executive Officer

By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
Principal Accounting and Financial Officer