Form 10-Q
period 2010-06-30
PIMI AGRO CLEANTECH, INC.
filed 2010-08-20
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly periods ended June 30, 2010
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

The number of shares of common stock outstanding as of June 30, 2010 was 6,623335.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Financial Statements
as of June 30, 2010 (Unaudited)

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Financial Statements
as of June 30, 2010 (Unaudited)
Table of Contents

Page
Condensed Consolidated Financial Statements
Balance Sheets	2
Statements of Operations	3
Statements of Changes in Shareholders’ Equity (Deficit)	4 – 8
Statements of Cash Flows	9
Notes to the Consolidated Financial Statements	10 – 14

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars
	June 30,	December 31,
	2010	2009(*)
	(unaudited)
A S S E T S
Current Assets
Accounts receivable	24,568	30,448
Other current assets	65,416	32,472
Total current assets	89,984	62,920

Property and Equipment, Net	28,390	24,810

Funds in Respect of Employee Rights Upon Retirement	48,683	42,548
Total assets	167,057	130,278
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Credit from banking institution	39,180	9,114
Accounts payable:
Trade	128,092	52,930
Other	315,348	276,751
Total current liabilities	482,620	338,795

Convertible Bonds (Note 4)	83,330	-

Liability for Employee Rights Upon Retirement	52,043	48,124
Total liabilities	617,993	386,919

Shareholders’ Deficit
Common stocks of US$ 0.01 par value ("Common stocks"):
30,000,000 shares authorized as of June 30, 2010 and December 31, 2009; issued and outstanding 6,623,335 shares and 6,573,110 shares as of June 30, 2010 and December 31, 2009, respectively	66,232	65,730
Additional paid in capital	2,996,713	2,795,066
Accumulated other comprehensive loss	(28,577)	(41,666)
Deficit accumulated during the development stage	(3,485,304)	(3,075,771)
Total shareholders' deficit	(450,936)	(256,641)
Total liabilities and shareholders’ deficit	167,057	130,278

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	US dollars (except for share data)
	Six month period ended June 30,		Three month period ended June 30,		Cumulative period from January 14, 2004 (date of inception) until June 30,
	2010	2009(*)	2010	2009(*)	2010(*)
	(unaudited)		(unaudited)		(unaudited)

Revenues from sales of products	53,711	34,226	16,003	24,920	323,503
Research and development expenses	(286,866)	(371,714)	(130,653)	(179,862)	(2,566,150)
General and administrative expenses	(161,113)	(78,716)	(73,643)	(45,884)	(1,118,553)
Operating loss	(394,268)	(416,204)	(188,293)	(200,826)	(3,361,200)
Financing income (expenses), net	(15,265)	(6,625)	(16,256)	(2,575)	(43,770)
Loss from continuing operation	(409,533)	(422,829)	(204,549)	(203,401)	(3,404,970)
Loss from discontinued operation, net	-	-	-	-	(80,334)
Net loss for the period	(409,533)	(422,829)	(204,549)	(203,401)	(3,485,304)

Net loss per share (basic and diluted)	(0.06)	(0.07)	(0.03)	(0.03)

Weighted average number of shares outstanding (basic and diluted)	6,606,779	6,216,995	6,606,779	6,216,995

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*)

	US Dollars (except for share data)
	Common stock			Accumulated other			Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	shareholders equity (deficit)
January 14, 2004 (date of inception)	-	-	-	-	-	-	-
120,000 common stock issued for cash of US$ 0.002 per share	120,000	1,200	(932)	-	-	-	268
Balance as of December 31, 2004	120,000	1,200	(932)	-	-	-	268

Loss for the year	-	-	-	-	-	(223,285)	(223,285)
Gain on translation of subsidiary functional currency to the reporting currency	-	-	-	5,989	-	-	5,989
Total comprehensive loss							(217,296)
Receipts on account of shares	-	-	-	-	100,000	-	100,000
Balance as of December 31, 2005	120,000	1,200	(932)	5,989	100,000	(223,285)	(117,028)
Loss for the year	-	-	-	-	-	(831,415)	(831,415)
Loss on translation of subsidiary functional currency to the reporting currency	-	-	-	(12,748)	-	-	(12,748)
Total comprehensive loss							(844,163)
Issuance of 25,200 common stock for cash of US$ 7.50 per share on January 2, 2006	25,200	252	188,748	-	(100,000)	-	89,000
Issuance of 24,000 common stock for cash of US$ 7.56 per share on July 19, 2006	24,000	240	181,293	-	-	-	181,533
Issuance of 72,000 common stock for cash of US$ 7.53 per share on December 28, 2006	72,000	720	541,600	-	-	-	542,320
Issuance of 1,688 common stock for cash of US$ 8.33 per share on December 28, 2006	1,688	17	14,043	-	-	-	14,060
Receipts on account of shares	-	-	-	-	33,644	-	33,644
Balance as of December 31, 2006	242,888	2,429	924,752	(6,759)	33,644	(1,054,700)	(100,634)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except for share data)
	Common stock			Accumulated other			Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	shareholders equity (deficit)

Loss for the year	-	-	-	-	-	(341,453)	(341,453)
Loss on translation of subsidiary functional currency to the reporting currency	-	-	-	(23,206)	-	-	(23,206)
Total comprehensive loss							(364,659)
Issuance of 8,708 common stock for cash of US$ 2.37 per share, 30,006 common stock for cash of US$ 3.28 per share, 7,754 common stock for cash of US$ 0.0025 per share and 591 common stock for cash of US$ 3.45 per share in April 2007	47,059	471	119,375	-	(33,644)	-	86,202
Issuance of 6,937 common stock for cash of US$ 4.10 per share in June 2007	6,937	69	28,339	-	-	-	28,408
Issuance of 747,390 common stock for cash of US$ 0.078 per share in July 2007	747,390	7,474	51,061	-	-	-	58,535
Issuance of 996,520 common stock for cash of US$ 0.024 per share in August 2007	996,520	9,965	14,007	-	-	-	23,972
Issuance of 996,520 common stock for cash of US$ 0.024 per share in November 2007	996,520	9,965	15,212	-	-	-	25,177
Issuance of 996,520 common stock for cash of US$ 0.0026 per share in December 2007	996,520	9,965	(7,405)	-	-	-	2,560
Receipts on account of shares	-	-	-	-	100,000	-	100,000
Balance as of December 31, 2007	4,033,834	40,338	1,145,341	(29,965)	100,000	(1,396,153)	(140,439)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except for share data)
	Common stock			Accumulated other			Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	shareholders equity (deficit)

Loss for the year	-	-	-	-	-	(602,994)	(602,994)
Gain on translation of subsidiary functional currency to the reporting currency	-	-	-	109	-	-	109
Total comprehensive loss							(602,885)

Issuance of 716,589 common stock for cash of US$ 0.041 per share in February 2008	716,589	7,166	22,370	-	-	-	29,536
Issuance of 235,334 common stock for cash of US$ 0.72 per share in February 2008	235,334	2,353	166,600	-	(100,000)	-	68,953
Issuance of 291,515 common stock for cash of US$ 0.69 per share in June 2008	291,515	2,915	197,085	-	-	-	200,000
Issuance of 310,382 common stock for cash of US$ 0.71 per share in September 2008	310,382	3,104	216,161	-	-	-	219,265
Issuance of 444,004 common stock for cash of US$ 0.74 per share in November 2008	444,004	4,440	323,548	-	-	-	327,988
Stock based compensation	-	-	43,767	-	-	-	43,767
Balance as of December 31, 2008	6,031,658	60,316	2,114,872	(29,856)	-	(1,999,147)	146,185

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except for share data)
	Common stock			Accumulated other			Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	shareholders equity (deficit)
Loss for the year	-	-	-	-	-	(1,076,624)	(1,076,624)
Gain on translation of subsidiary functional currency to the reporting currency	-	-	-	(11,810)	-	-	(11,810)
Total comprehensive loss							(1,088,434)
Issuance of 26,399 common stock for cash of US$ 1.33 per share in January 2009	26,399	264	34,721	-	-	-	34,985
Issuance of 3,373 common stock for cash of US$ 1.33 per share in March 2009	3,373	34	24,966	-	-	-	25,000
Issuance of 201,972 common stock for cash of US$ 0.73 per share in March 2009	201,972	2,020	122,980	-	-	-	125,000
Issuance of 45,328 common stock for cash of US$ 1.32 per share in March 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 4,459 common stock for cash of US$ 1.32 per share in April 2009	4,459	45	5,516	-	-	-	5,561
Issuance of 45,328 common stock for cash of US$ 1.32 per share in June 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 40,000 common stock for cash of US$ 1.35 per share in June 2009	40,000	400	53,600	-	-	-	54,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in August 2009	20,000	200	26,800	-	-	-	27,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in September 2009	20,000	200	26,800	-	-	-	27,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in October 2009	35,000	350	46,900	-	-	-	47,250
Issuance of 45,330 common stock for cash of US$ 1.32 per share in October 2009	45,330	453	59,547	-	-	-	60,000
Issuance of 54,263 common stock for cash of US$ 1.35 per share in November 2009	54,263	542	68,193	-	-	-	68,735
Stock based compensation	-	-	91,077	-	-	-	91,077
Balance as of December 31, 2009	6,573,110	65,730	2,795,066	(41,666)	-	(3,075,771)	(256,641)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except for share data)
	Common stock			Accumulated other			Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	shareholders equity (deficit)
Loss for the period	-	-	-	-	-	(409,533)	(409,533)
Gain on translation of subsidiary functional currency to the reporting currency	-	-	-	13,089	-	-	13,089
Total comprehensive loss							(396,444)
Issuance of 3,225 common stock for cash of US$ 1.55 per share in February 2010	3,225	32	4,968	-	-	-	5,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in February 2010	35,000	350	46,900	-	-	-	47,250
Amounts attributed to warrants issued in connection with convertible bonds	-	-	41,208	-	-	-	41,208
Beneficial conversion feature on convertible bonds	-	-	41,207	-	-	-	41,207
Receipts on account of shares	-	-	-	-	20,645	-	20,645
Stock based compensation (**)	12,000	120	46,719	-	-	-	46,839
Balance as of June 30, 2010 (unaudited)	6,623,335	66,232	2,976,068	(28,577)	20,645	(3,485,304)	(450,936)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

(**)	Including US$ 14,050 with respect to the issuance of 12,000 common stock to a service provider.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars (except for share data)
	Six month period ended June 30,		Three month period ended June 30,		Cumulative period from January 14, 2004 (date of inception) until June 30,
	2010	2009(*)	2010	2009(*)	2010(*)
	(unaudited)		(unaudited)		(unaudited)
Cash flows from operating activities:
Net loss for the period	(409,533)	(422,829)	(204,549)	(203,401)	(3,485,304)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	3,230	4,028	1,703	2,043	26,789
Increase in liability for employee rights upon retirement	5,319	4,927	2,639	2,458	51,058
Stock based compensation	46,841	45,181	25,365	19,635	181,685
Interest from convertible bonds	8,692	-	8,692	-	8,692
Interest from shareholders loans	-	-	-	-	(2,409)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	5,250	(4,303)	290	(13,450)	(23,733)
Increase in other current assets	(34,815)	4,915	(21,526)	20,161	(163,328)
Increase in accounts payable – trade	78,982	13,504	14,144	(25,237)	127,597
Increase in accounts payable – other	47,138	(30,244)	11,968	(90,398)	290,657
Net cash used in operating activities of continuing operations	(248,896)	(384,821)	(161,274)	(288,189)	(2,988,296)
Net cash used in operating activities of discontinued operations		-	-	-	80,334
Net cash used in operating activities	(248,896)	(384,821)	(161,274)	(288,189)	(2,907,962)

Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(7,455)	(4,928)	(3,700)	(2,459)	(47,064)
Purchase of property and equipment	(7,580)	(13,202)	(7,580)	(7,357)	(52,969)
Net cash used in investment activities	(15,035)	(18,130)	(11,280)	(9,816)	(100,033)

Cash flows from financing activities
Credit from banking institutions	31,228	-	(8,384)	-	40,321
Issuance of common stock	52,250	364,546	20,643	119,546	2,350,083
Payment on account of shares	20,645	-	-	-	254,289
Proceeds from issuance of convertible bonds and warrants, net	159,808	-	159,808	-	159,808
Loans from shareholders	-	-	-	-	194,083
Deferred issuance expenses	-	(74,765)	-	38,109	-

Net cash provided by financing activities	263,931	289,781	172,067	157,655	2,998,584

Effect of exchange rate changes on cash and cash equivalents	-	(9,657)	58	10,689	9,411

Decrease in cash and cash equivalents	-	(122,827)	(429)	(129,661)	-

Cash and cash equivalents at beginning of the period	-	277,410	429	284,244	-
Cash and cash equivalents at end of the period	-	154,583	-	154,583	-

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	-	GENERAL

A.	Organization and nature of operations

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

Since its incorporation (April 1, 2009), the Company does not have any operations other than those carried out by Pimi Israel.  The development and commercialization of Pimi Israel's product will require substantial expenditures.  Pimi Israel has not yet generated sufficient revenues from its operations to fund its activities, and is therefore dependent upon external sources for financing its operations. There can be no assurance that Pimi Israel will succeed in obtaining the necessary financing to continue its operations. Since inception, Pimi Israel has suffered accumulated losses in an amount of US$ 3,485,304 and has a cumulative negative operating cash flow of US$ (2,907,962). These factors raise substantial doubt about Pimi Israel and therefore, the Company's ability to continue as a going concern.

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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at June 30, 2010 and the results of its operations and cash flow for each of the six and three month periods then ended.

The unaudited interim financial statements were prepared on a basis consistent with the Company’s annual financial statements on Form 10-K for the year ended December 31, 2009.  Results of operations for the six and three month periods ended June 30, 2010 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2010.

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

As of June 30, 2010, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

C.	Beneficial conversion feature on convertible bonds:

The Company has considered the provisions of ASC Topic 815 - 40, "Derivatives and Hedging - Contracts in Entity's Own Equity", and determined that the embedded conversion feature should not be separated from the host instrument because it qualifies for equity classification. Furthermore, the Company applied ASC Topic 470 - 20, "Debt - Debt with Conversion and Other Options" which clarifies the accounting for instruments with beneficial conversion features or contingency adjustable conversion ratios.

The beneficial conversion feature has been calculated by allocating the proceeds received in financing transactions to the convertible instrument and to any detachable warrants included in the transaction, and by measuring the intrinsic value of the convertible instrument based on the effective conversion price as a result of the allocated proceeds.

The amount of the beneficial conversion feature with respect to convertible bonds was recorded as a discount on the convertible bonds with a corresponding amount credited directly to equity as additional paid-in capital. After the initial recognition, the discount on the convertible bonds is amortized as interest expenses over the term of the bonds.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2	-	SIGNIFICANT ACCOUNTING POLICIES (cont.)

D.	Recently issued accounting pronouncements

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

The adoption of the new guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

3.	ASC Topic 718, “Compensation - Stock Compensation”
In April 2010, the FASB issued guidance to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects to adopt the amended guidance on January 1, 2011.

The Company is in the process of evaluating the impact the amended guidance will have on its financial position, results of operations or cash flows, if any.

-  -

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3	-	LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period.

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the six month periods ended June 30, 2010 and 2009 are as follows:

	US dollars		US dollars
	Six month period ended June 30,		Three month period ended June 30,
	2010	2009	2010	2009
Net loss used for the computation of loss per share generated from continuing operation	409,533	422,829	204,549	203,401

	Number of shares
	June 30,
	2010	2009
Weighted average number of shares used in the computation of basic and diluted earnings per share	6,606,779	6,216,995

(*)	The effect of the inclusion of options and convertible bonds for the six and three month periods ended June 30, 2010 and 2009 is anti-dilutive.

NOTE 4	-	CONVERTIBLE BONDS
A.
On April 29, 2010, the Company issued Convertible Debentures in the sum $60,000 to one of its Shareholders, or its registered assigns, which can be converted until April 30, 2011 for common shares of the corporation, at the price of $1.35 per share. The loan bears interest of 8% per annum. In addition, on April 29, 2010, the Company issued a warrant to purchase 44,444 shares of common stock of the corporation to the same Shareholder, at a purchase price of $1.35 per share to be exercised until October 30, 2011.

B.
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

C.
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

D.
As a result of the above issuances, the Company recorded a total amount of US$ 41,208 in respect of the Warrants and a total amount of US$ 41,207 as beneficial conversion feature in respect of the Convertible Bonds, as a credit to shareholders' equity (additional paid in capital).

The fair value of the Warrants was determined using the Black-Scholes pricing model, assuming a risk free rate of 3%, a volatility factor of 50.00%, dividend yields of 0% and an expected life of 1.5 years.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 5	-	EVENTS DURING THE REPORTING PERIOD

1.
As reported in April 2010, the Company executed 3 Securities Purchase Agreements with three qualified institutional buyers (the “Subscribers”), in connection with a private placement in the aggregate amount of $2,082,400.

As reported on Form 8-K/A filed on June 17, 2010, the Private Placement has not closed, such that the Company has not received any proceeds from the Subscribers and no securities of the Company have been issued to the Subscribers.  Accordingly, the Company has deemed the Agreements null and void, and is continuing to explore financing opportunities.

2.
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

3.	See Note 4 with respect to convertible bonds and warrants issued during the reporting period.

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

Pimi is addressing the immediate need for developing treatment and season-long harvest storage that is chemical-free and environmentally friendly. As of the date of the filing of this registration statement, Pimi is focusing on the treatment of potatoes, which is the second largest stored crop world-wide (after grains), and is therefore Pimi’s first sales target.

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

On April 27, 2009 we purchased all the issued and outstanding shares of Pimi Israel from Pimi Israel’s shareholders in consideration for 6,313,789 shares of our Common Stock (the “Exchange Agreement"). As a result, Pimi Israel became a wholly-owned subsidiary of the Company.

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

As applicable to the Company, the update became effective as of the beginning of the six month period ended June 30, 2010 (the first interim or annual reporting period beginning after December 15, 2009), except for the disclosures of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.

The adoption of the new guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

D. ASC Topic 718, “Compensation - Stock Compensation”

In April 2010, the FASB issued guidance to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects to adopt the amended guidance on January 1, 2011.

The Company is in the process of evaluating the impact the amended guidance will have on its financial position, results of operations or cash flows, if any.

RESULTS OF OPERATIONS –

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

Total Net Sales:  Total Net Sales increased $19,485 or 57% to $53,711 in the 6 months ended June 30, 2010 from $34,226 for the 6 months ended June 30, 2009.  Increase of revenue was derived from sales of our products and technology to pilot's rooms in UK and Israel. The Company’s products and technology were still in development stage and have not been actively marketed in the reported period.

R&D Expenses: Total net R&D Expenses for the 6 month ended June  30, 2010 of $ 286,866 decreased $84,848 or 23 % from the $371,714 for the 6 months ended June  30, 2009, due to decrease in cost of labor and professional services in the amount of $75,646, and decrease in travel and other expenses of $9,202

General and Administrative Expenses :  General and administrative expenses increased by $82,397 or 105% in the 6 months ended June 30, 2010  to $161,113 from $78,716 in the 6 months ended June  30, 2009  mostly due to increase in professional fee expenses ($75,505) and other expenses and salaries ($6,892).

Loss from Operations:  Loss from operations for the 6 months ended June 30, 2010 of $394,268 was down $21,936 or 5% from the loss from operations in the 6 months ended June 30, 2009 of $416,204 as a result of the decrease in G&A expenses ($82,397), and growth of sales ($19,485).which were partially balanced by increase in R&D expenses ($84,848) .

Financing Expenses:  Total financing expenses in the 6 months ended June 30, 2010 amounted to $15,265, which were $8640 higher than our financing expenses of $6,625 in the 6 months ended June 30, 2009. This was mostly a result of interest from convertible bonds.

Net Loss:  Net loss of $409,533 in the 6 months ended June 30, 2010 was $13,296 or 3% lower than the net loss in the 6 months ended June 30, 2009 of $422,829 due to the decrease in R&D expenses ($84,848), growth of sales ($19,485) increase in Financing expenses ($8,640), which were partially balanced by increase in G&A expenses ($82,397).

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

Total Net Sales:  Total Net Sales decreased $8,917 or 36% to $16,003 in the 3 months ended June 30, 2010 from $24,920 for the 3 months ended June 30, 2009.  Decreased of revenue have been caused by short season of potatoes storage, which cause reduction in sales of our products and technology in the UK, and Israel. The Company’s products and technology were still in development stage and have not been actively marketed in the reported period.

R&D Expenses: Total net R&D Expenses for the 3 month ended June  30, 2010 of $130,653 decreased $49,209 or 27 % from the $179,862  for the 3 months ended June  30, 2009, due to decrease in cost of labor and professional services in the amount of $48,988, travel and other expenses of $221.

General and Administrative Expenses :  General and administrative expenses increased by $27,759 or 60% in the 3 months ended June  30, 2010  to $73,643 from $45,884  in the 3 months ended June  30, 2009 mostly due to increase in professional fee expenses ($29,392) and decrease in other expenses and salaries $1,633.

Loss from Operations:  Loss from operations for the 3 months ended June 30, 2010 of $188,293 was down $12,533 or 6% from the loss from operations in the 3 months ended June 30, 2009 of $200,826 as a result of the decrease in R&D expenses ($49,209), and decreased of sales ($8,917).which were partially balanced by increase in G&A expenses ($27,759)

Financing Expenses:  Total financing expenses in the 3 months ended June 30, 2010 amounted to $16,256, which were $13,681 higher than our financing expenses of $2,575 in the 3 months ended June 30, 2009. This was a mostly a result of interest from convertible bonds.

Net Loss :  Net loss of $204,549 in the 3 months ended June  30, 2010 was $1,148 or 0.5% higher than the net loss in the 3 months ended June  30, 2009 of $203,401..

Liquidity and Capital Resources

As of June 30, 2010, we had liabilities of $617,993 ($386,919 as of December, 2009), including $482,139 ($190,150 as of December 31, 2009) of third party liabilities, and $135,854 ($124,231 as of December 31, 2009) was due to related parties. The amounts due to related parties are for consulting services and salaries

As of June 30, 2010 we used credit lines in the sum of $39,180. Currently our net burn rate is approximately $50,000 per month. Thus, we will need additional sums of approximately $250,000 through December 2010.

The Company has sustained operating losses and its cash needs extend beyond its current resources. Subsequent to December 2009, the Company will exhaust most of its liquidity. In addition, the Company does not have a reliable consistent source of future funding. These factors create an uncertainty about the Company’s ability to continue as a going concern.

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

Net Cash Provided by or Used in Operating Activities for the Six and three months period ended Jun 30, 2010 and June 30, 2009

Net cash used in operating activities, generated from continuing operations was $248,896 and $384,821 for the six months period ended June 30, 2010 and 2009, respectively. Net cash used in operating activities primarily reflects the net loss for those periods $409,533 and $422,829 respectively, which was reduced in part by none cash stock-based compensation $46,841and $ 45,181, respectively and cash provided due to changes in operating assets and liabilities in the amounts of $96,555 and $16,128 , respectively.

Net cash used in operating activities, generated from continuing operations was $161,274 and $288,189 for the three months period ended June 30, 2010 and 2009, respectively. Net cash used in operating activities primarily reflects the net loss for those periods $204,549 and $203,401 respectively, which was reduced in part by none cash stock-based compensation $25,365 and $19,635, respectively and cash provided due to changes in operating assets and liabilities in the amounts of $4,876-and $108,924, respectively.

Net Cash Provided by or Used in Investing Activities for the Six and three months periods ended June  30, 2010 and June 30, 2009

Net cash used in investing activities was $15,035, and $18,130 for the six month period ended June 30, 2010, and 2009, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment), and fund deposits in respect of employees rights upon retirement

Net cash used in investing activities was $11,280, and $9,816 for the three month period ended June 30, 2010, and 2009, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment), and fund deposits in respect of employees rights upon retirement.

Net Cash Provided by or Used in Financing Activities for the Six and three months periods ended June   30, 2010 and June  30, 2009

Net cash provided by financing activities was $263,931, and $289,781 for the six month period ended June 30, 2010 and 2009, respectively, which is primarily attributable to capital raised in the amounts of $232,703 and $364,546 respectively, usage of credit lines in  the amount of $31,228 and $0 ,respectively , reduced by deferred issuance expenses and exchange rate  in  the amount of ($0) and ($74,765), respectively.

Net cash provided by financing activities was $172,067, and $157,655 for the three month period ended June 30, 2010 and 2009, respectively, which is primarily attributable to capital raised in the amounts of $180,451 and $119,546 respectively, usage of credit lines in  the amount of $(8,384) and $0 ,respectively , reduced by deferred issuance expenses and exchange rate  in  the amount of ($0) and ($38,109), respectively.

Management believes that as a result of anticipated financing in 2010 from the pension funds, and with certain revenues to be received from the sale and delivery of its products to clients, there will be sufficient capital to meet operating needs for the year ended December 31, 2010, and above it. Management believes that the funds received from the new investor will allow us to meet the regulation needs and generate sales of its development stage products towards Potatoes, Citrus, Yams, Onions and others to come.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2010. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and therefore may be considered “material weaknesses.”

Based on the size of the Company and depth of accounting personnel assignment of tasks does not allow for proper maintenance of segregation of duties.  Additionally, the Company does not have an audit committee to oversee the financial reporting and disclosure process.

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of June 30, 2010 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting as of June 30, 2010, was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

The material weaknesses we have identified include:

As of June 30, 2010, our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting process:

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

(b) Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes from the risk factors during the six months ended June 30, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

(1)           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of August 2010.

PIMI AGRO CLEANTECH, INC.

By:	/s/ Youval Saly
Youval Saly
Chief Executive Officer
Principal Executive Officer

By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
Principal Accounting and Financial Officer