Form 10-Q
period 2010-09-30
PIMI AGRO CLEANTECH, INC.
filed 2010-11-17
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly periods ended September 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months).
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

The number of shares of common stock outstanding as of September 30, 2010 was 7,026,843.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Financial Statements

as of September 30, 2010 (Unaudited)

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Financial Statements

as of September 30, 2010 (Unaudited)

Table of Contents

Page
Condensed Consolidated Financial Statements
Balance Sheet	2
Statements of Operations	3
Statements of Changes in Shareholders’ Deficit	4 – 8
Statements of Cash Flows	9
Notes to the Consolidated Financial Statements	10 – 15

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars
	September 30,	December 31,
	2010	2009(*)
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	4,507	—
Accounts receivable	47,990	30,448
Other current assets	52,804	32,472
Total current assets	105,301	62,920

Property and Equipment, Net	36,353	24,810

Funds in Respect of Employee Rights Upon Retirement	53,589	42,548
Total assets	195,243	130,278
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Credit from banking institution	—	9,114
Accounts payable:
Trade	131,512	52,930
Other	335,672	276,751
Total current liabilities	467,184	338,795

Convertible Bonds (Note 4)	105,319	—

Liability for Employee Rights Upon Retirement	56,046	48,124
Total liabilities	628,549	386,919

Shareholders’ Deficit
Common stocks of US$ 0.01 par value ("Common stocks"):
30,000,000 shares authorized as of September 30, 2010 and December 31, 2009; issued and outstanding 7,017,443 shares and 6,573,110 shares as of September 30, 2010 and December 31, 2009, respectively	70,173	65,730
Additional paid in capital	3,192,253	2,795,066
Accumulated other comprehensive loss	(54,287)	(41,666)
Deficit accumulated during the development stage	(3,641,445)	(3,075,771)
Total shareholders' deficit	(433,306)	(256,641)
Total liabilities and shareholders’ deficit	195,243	130,278

(*) As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary
      Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	US dollars (except for share data)
	Nine month period ended September 30,		Three month period ended September 30,		Cumulative period from January 14, 2004 (date of inception) until September 30,
	2010	2009(*)	2010	2009(*)	2010(*)
	(unaudited)		(unaudited)		(unaudited)

Revenues from sales of products	110,999	73,925	57,288	39,699	380,791
Research and development expenses	(373,629)	(589,279)	(86,763)	(217,565)	(2,652,913)
General and administrative expenses	(266,041)	(333,075)	(104,928)	(254,359)	(1,223,481)
Operating loss	(528,671)	(848,429)	(134,403)	(432,225)	(3,495,603)
Financing expenses, net	(37,003)	(10,630)	(21,738)	(4,005)	(65,508)
Loss from continuing operation	(565,674)	(859,059)	(156,141)	(436,230)	(3,561,111)
Loss from discontinued operation, net	—	—	—	—	(80,334)
Loss for the period	(565,674)	(859,059)	(156,141)	(436,230)	(3,641,445)

Loss per share (basic and diluted)	(0.08)	(0.14)	(0.02)	(0.07)

Weighted average number of shares outstanding (basic and diluted)	6,662,643	6,245,055	6,662,643	6,245,055

(*) As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary
      Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*)

	US Dollars (except for share data)
	Common stock			Accumulated other	Receipts		Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	on account of shares	Accumulated deficit	shareholders equity (deficit)
January 14, 2004 (date of inception)	—	—	—	—	—	—	—
120,000 common stock issued for cash of US$ 0.002 per share	120,000	1,200	(932)	—	—	—	268
Balance as of December 31, 2004	120,000	1,200	(932)	—	—	—	268

Loss for the year	—	—	—	—	—	(223,285)	(223,285)
Gain on translation of subsidiary functional currency to the reporting currency	—	—	—	5,989	—	—	5,989

Total comprehensive loss							(217,296)
Receipts on account of shares	—	—	—	—	100,000	—	100,000
Balance as of December 31, 2005	120,000	1,200	(932)	5,989	100,000	(223,285)	(117,028)

Loss for the year	—	—	—	—	—	(831,415)	(831,415)
Loss on translation of subsidiary functional currency to the reporting currency	—	—	—	(12,748)	—	—	(12,748)

Total comprehensive loss							(844,163)

Issuance of 25,200 common stock for cash of US$ 7.50 per share on January 2, 2006	25,200	252	188,748	—	(100,000)	—	89,000
Issuance of 24,000 common stock for cash of US$ 7.56 per share on July 19, 2006	24,000	240	181,293	—	—	—	181,533
Issuance of 72,000 common stock for cash of US$ 7.53 per share on December 28, 2006	72,000	720	541,600	—	—	—	542,320
Issuance of 1,688 common stock for cash of US$ 8.33 per share on December 28, 2006	1,688	17	14,043	—	—	—	14,060
Receipts on account of shares	—	—	—	—	33,644	—	33,644
Balance as of December 31, 2006	242,888	2,429	924,752	(6,759)	33,644	(1,054,700)	(100,634)

(*) As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary
      Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except for share data)
	Common stock			Accumulated other	Receipts		Total
	Number of shares	Amount	Additional paid in capital	comprehensive income (loss)	on account of shares	Accumulated deficit	shareholders equity (deficit)

Loss for the year	—	—	—	—	—	(341,453)	(341,453)
Loss on translation of subsidiary functional currency to the reporting currency	—	—	—	(23,206)	—	—	(23,206)
Total comprehensive loss							(364,659)
Issuance of 8,708 common stock for cash of US$ 2.37 per share, 30,006 common stock for cash of US$ 3.28 per share, 7,754 common stock for cash of US$ 0.0025 per share and 591 common stock for cash of US$ 3.45 per share in April 2007	47,059	471	119,375	—	(33,644)	—	86,202
Issuance of 6,937 common stock for cash of US$ 4.10 per share in June 2007	6,937	69	28,339	—	—	—	28,408
Issuance of 747,390 common stock for cash of US$ 0.078 per share in July 2007	747,390	7,474	51,061	—	—	—	58,535
Issuance of 996,520 common stock for cash of US$ 0.024 per share in August 2007	996,520	9,965	14,007	—	—	—	23,972
Issuance of 996,520 common stock for cash of US$ 0.024 per share in November 2007	996,520	9,965	15,212	—	—	—	25,177
Issuance of 996,520 common stock for cash of US$ 0.0026 per share in December 2007	996,520	9,965	(7,405)	—	—	—	2,560
Receipts on account of shares	—	—	—	—	100,000	—	100,000
Balance as of December 31, 2007	4,033,834	40,338	1,145,341	(29,965)	100,000	(1,396,153)	(140,439)

(*) As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary
      Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except for share data)
	Common stock		Additional	Accumulated other comprehensive	Receipts on		Total shareholders
	Number of shares	Amount	paid in capital	income (loss)	account of shares	Accumulated deficit	equity (deficit)

Loss for the year	—	—	—	—	—	(602,994)	(602,994)
Gain on translation of subsidiary functional currency to the reporting currency	—	—	—	109	—	—	109
							________
Total comprehensive loss							(602,885)

Issuance of 716,589 common stock for cash of US$ 0.041 per share in February 2008	716,589	7,166	22,370	—	—	—	29,536
Issuance of 235,334 common stock for cash of US$ 0.72 per share in February 2008	235,334	2,353	166,600	—	(100,000)	—	68,953
Issuance of 291,515 common stock for cash of US$ 0.69 per share in June 2008	291,515	2,915	197,085	—	—	—	200,000
Issuance of 310,382 common stock for cash of US$ 0.71 per share in September 2008	310,382	3,104	216,161	—	—	—	219,265
Issuance of 444,004 common stock for cash of US$ 0.74 per share in November 2008	444,004	4,440	323,548	—	—	—	327,988
Stock based compensation	—	—	43,767	—	—	—	43,767
Balance as of December 31, 2008	6,031,658	60,316	2,114,872	(29,856)	—	(1,999,147)	146,185

(*) As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary
      Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except for share data)
	Common stock		Additional	Accumulated other	Receipts on		Total
	Number of shares	Amount	paid in capital	comprehensive income (loss)	account of shares	Accumulated deficit	shareholders equity (deficit)
Loss for the year	—	—	—	—	—	(1,076,624)	(1,076,624)
Gain on translation of subsidiary functional currency to the reporting currency	—	—	—	(11,810)	—	—	(11,810)

Total comprehensive loss							(1,088,434)

Issuance of 26,399 common stock for cash of US$ 1.33 per share in January 2009	26,399	264	34,721	—	—	—	34,985
Issuance of 3,373 common stock for cash of US$ 1.33 per share in March 2009	3,373	34	24,966	—	—	—	25,000
Issuance of 201,972 common stock for cash of US$ 0.73 per share in March 2009	201,972	2,020	122,980	—	—	—	125,000
Issuance of 45,328 common stock for cash of US$ 1.32 per share in March 2009	45,328	453	59,547	—	—	—	60,000
Issuance of 4,459 common stock for cash of US$ 1.32 per share in April 2009	4,459	45	5,516	—	—	—	5,561
Issuance of 45,328 common stock for cash of US$ 1.32 per share in June 2009	45,328	453	59,547	—	—	—	60,000
Issuance of 40,000 common stock for cash of US$ 1.35 per share in June 2009	40,000	400	53,600	—	—	—	54,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in August 2009	20,000	200	26,800	—	—	—	27,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in September 2009	20,000	200	26,800	—	—	—	27,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in October 2009	35,000	350	46,900	—	—	—	47,250
Issuance of 45,330 common stock for cash of US$ 1.32 per share in October 2009	45,330	453	59,547	—	—	—	60,000
Issuance of 54,263 common stock for cash of US$ 1.35 per share in November 2009	54,263	542	68,193	—	—	—	68,735
Stock based compensation	—	—	91,077	—	—	—	91,077
Balance as of December 31, 2009	6,573,110	65,730	2,795,066	(41,666)	—	(3,075,771)	(256,641)

(*) As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary
      Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (*) (cont.)

	US Dollars (except for share data)
	Common stock		Additional	Accumulated other	Receipts on		Total
	Number of shares	Amount	paid in capital	comprehensive income (loss)	account of shares	Accumulated deficit	shareholders equity (deficit)
Loss for the period	—	—	—	—	—	(565,674)	(565,674)
Gain on translation of subsidiary functional currency to the reporting currency	—	—	—	(12,621)	—	—	(12,621)

Total comprehensive loss							(578,295)

Issuance of 3,225 common stock for cash of US$ 1.55 per share in February 2010	3,225	32	4,968	—	—	—	5,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in February 2010	35,000	350	46,900	—	—	—	47,250
Issuance of share capital and warrants, net of issuance cost (***)	385,108	3,851	197,215	—	—	—	201,066
Amounts attributed to warrants issued in connection with convertible bonds	—	—	41,208	—	—	—	41,208
Beneficial conversion feature on convertible bonds	—	—	41,207	—	—	—	41,207
Stock based compensation (**)	21,000	210	65,689	—	—	—	65,899
Balance as of September 30, 2010 (unaudited)	7,017,443	70,173	3,192,253	(54,287)	—	(3,641,445)	(433,306)

(*)     As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary
          Pimi Agro Cleantech Ltd., which was acquired by the Company from its shareholders on April 27, 2009.

(**)   Including US$ 19,450 with respect to the issuance of 21,000 common stock to a service provider.

(***) See Note 5c.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars (except for share data)
	Nine month period ended September 30,		Three month period ended September 30,		Cumulative period from January 14, 2004 (date of inception) until September 30,
	2010	2009(*)	2010	2009(*)	2010(*)
	(unaudited)		(unaudited)		(unaudited)
Cash flows from operating activities:
Net loss for the period	(565,674)	(859,059)	(156,141)	(436,230)	(3,641,445)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	5,285	6,046	2,055	2,018	28,844
Increase in liability for employee rights upon retirement	6,297	7,538	978	2,611	52,036
Stock based compensation	65,899	69,819	19,058	24,638	200,743
Interest from convertible bonds	25,404	—	16,712	—	25,404
Interest from shareholders loans	—	—	—	—	(2,409)
Changes in assets and liabilities:
Increase in accounts receivable	(16,165)	(16,104)	(21,415)	(11,801)	(45,148)
Decrease (increase) in other current assets	(18,818)	10,919	15,997	6,004	(147,331)
Increase (decrease) in accounts payable – trade	74,849	29,217	(4,133)	15,713	123,464
Increase in accounts payable – other	49,203	95,938	2,065	126,182	292,722
Net cash used in operating activities of continuing operations	(373,720)	(655,686)	(124,824)	(270,865)	(3,113,120)
Net cash used in operating activities of discontinued operations	—	—	—	—	80,334
Net cash used in operating activities	(373,720)	(655,686)	(124,824)	(270,865)	(3,032,786)

Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(9,493)	(7,539)	(2,038)	(2,611)	(49,102)
Purchase of property and equipment	(15,782)	(13,467)	(8,202)	(265)	(61,171)
Net cash used in investment activities	(25,275)	(21,006)	(10,240)	(2,876)	(110,273)

Cash flows from financing activities
Credit from banking institutions	(9,126)	—	(40,354)	—	(33)
Issuance of common stock	253,316	418,546	180,421	54,000	2,551,149
Payment on account of shares	—	—	—	—	233,644
Proceeds from issuance of convertible bonds and warrants, net	159,808	—	—	—	159,808
Loans from shareholders	—	—	—	—	194,089
Deferred issuance expenses	—	—	—	74,765	—
Net cash provided by financing activities	403,998	418,546	140,067	128,765	3,138,651

Effect of exchange rate changes on cash and cash equivalents	(496)	(3,900)	(496)	5,757	8,915
Decrease in cash and cash equivalents	4,507	(262,046)	4,507	(139,219)	4,507

Cash and cash equivalents at beginning of the period	—	277,410	—	154,583	—
Cash and cash equivalents at end of the period	4,507	15,364	4,507	15,364	4,507

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

B.

Going concern uncertainty

Since its incorporation (April 1, 2009), the Company does not have any operations other than those carried out by Pimi Israel.  The development and commercialization of Pimi Israel's product will require substantial expenditures.  Pimi Israel has not yet generated sufficient revenues from its operations to fund its activities, and is therefore dependent upon external sources for financing its operations. There can be no assurance that Pimi Israel will succeed in obtaining the necessary financing to continue its operations. Since inception, Pimi Israel has suffered accumulated losses in an amount of US$ 3,641,445 and has a cumulative negative operating cash flow of US$ (3,032,786). These factors raise substantial doubt about Pimi Israel and therefore, the Company's ability to continue as a going concern.

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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at September 30, 2010 and the results of its operations and cash flow for each of the nine and three month periods then ended.

The unaudited interim financial statements were prepared on a basis consistent with the Company’s annual financial statements on Form 10-K for the year ended December 31, 2009.  Results of operations for the nine and three month periods ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2010.

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

As of September 30, 2010, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

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

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2

-

SIGNIFICANT ACCOUNTING POLICIES (cont.)

D.

Recently issued accounting pronouncements (cont.)

4.

ASC Topic 310, “Receivables”

In July 2010, the FASB issued Accounting Standards Update 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ASU 2010-22). ASU 2010-20 provides guidance to enhance disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning with the first interim or annual reporting period beginning on or after December 15, 2010. The Company is currently evaluating the impact that the adoption would have on its consolidated financial statements, if any.

5.

Accounting Standards Update 2010-22

In August 2010, the FASB issued Accounting Standards Update 2010-22, Accounting for Various Topics - Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission (ASU 2010-22). This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company does not expect the provisions of ASU 2010-22 to have a material impact on its financial position, results of operation or cash flows.

6.

Accounting Standards Update 2010-21

In August 2010, the FASB issued Accounting Standards Update 2010-22, Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update) (ASU 2010-21). The Company does not expect the provisions of ASU 2010-21 to have a material impact on its financial position, results of operations or cash flows.

PIMI AGRO CLEANTECH, INC. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3

-

LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period.

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the nine month periods ended September 30, 2010 and 2009 are as follows:

	US dollars		US dollars
	Nine month period ended September 30,		Three month period ended September 30,
	2010	2009	2010	2009
Net loss used for the computation of loss per share generated from continuing operation	565,674	859,059	156,141	436,230

	Number of shares
	September 30,
	2010	2009
Weighted average number of shares used in the computation of basic and diluted earnings per share	6,662,643	6,245,055

(*)

The effect of the inclusion of options and convertible bonds for the nine and three month periods ended September 30, 2010 and 2009 is anti-dilutive.

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

A.

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

B.

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

C.

On August 24, 2010, the Company closed a private placement of 335,108 shares of common stock and warrants to purchase 335,108 shares of common stock to 11 investors, all of whom are existing shareholders of the Company, for aggregate gross proceeds of $201,066 pursuant to a Securities Purchase Agreement and Warrant Agreement. Each unit of the Offering was offered at a purchase price of $0.60 per Unit, and consisted of one share of common stock and one warrant, exercisable at $0.90 for a period of two years.  In addition, the Company issued 50,000 shares to the service providers who dealt with these transactions.

D.

See Note 4 with respect to convertible bonds and warrants issued during the reporting period.

NOTE 6

-

SUBSEQUENT EVENT

On October 22, 2010 the Company received approval from the United States Environmental Protection Agency for its Spudefender™ product.  The Product is now an approved registered product that can be used in the United States as a post-harvest sprout suppressor for stored potatoes.  The Company is currently in the process of registering the Product in each state where the Product will be sold.

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

Pimi is addressing the immediate need for developing treatment and season-long harvest storage that is chemical-free and environmentally friendly. As of the date of this report, Pimi is focusing on the treatment of potatoes, which is the second largest stored crop world-wide (after grains), and is therefore Pimi’s first sales target as well as citrus for fresh consumption.

The market for Pimi’s products is divided roughly into two sections: (i) stored potatoes and citrus both for fresh consumption, where Pimi’s products aim to prevent quality losses due to sprouting and diseases, and (ii) treatment on packing lines prior to distribution as consumed goods where Pimi’s products aim to prevent diseases and pathogens replacing residue free chemicals.

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

ASC Topic 310, “Receivables”

In July 2010, the FASB issued Accounting Standards Update 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ASU 2010-22). ASU 2010-20 provides guidance to enhance disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning with the first interim or annual reporting period beginning on or after December 15, 2010. The Company is currently evaluating the impact that the adoption would have on its consolidated financial statements, if any.

Accounting Standards Update 2010-22

In August 2010, the FASB issued Accounting Standards Update 2010-22, Accounting for Various Topics - Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission (ASU 2010-22). This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company does not expect the provisions of ASU 2010-22 to have a material impact on its financial position, results of operation or cash flows.

Accounting Standards Update 2010-21

In August 2010, the FASB issued Accounting Standards Update 2010-22, Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update) (ASU 2010-21). The Company does not expect the provisions of ASU 2010-21 to have a material impact on its financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Total Net Sales:  Total Net Sales increased $37,074 or 50% to $110,999 in the 9 months ended September 30, 2010 from $73,925 for the 9 months ended September 30, 2009.  Increase of revenue was derived from sales of our products and technology to customers in Israel.

R&D Expenses: Total net R&D Expenses for the 9 month ended September 30, 2010 of $ 373,629 decreased $215,650 or 37% from the $589,279 for the 9 months ended September 30, 2009, due to decrease in cost of labor and professional services in the amount of $165,095 and decrease in travel and other expenses of $50,555.

General and Administrative Expenses:  General and administrative expenses decreased by $67,034 or 20% in the 9 months ended September 30, 2010 to $266,041 from $333,075 in the 9 months ended September 30, 2009 mostly due to decrease in professional fee expenses and salaries ($88,917), which was balanced partially by increase in other expenses $21,883.

Loss from Operations:  Loss from operations for the 9 months ended September 30, 2010 of $528,671 was down $319,758 or 38% from the loss from operations in the 9 months ended September 30, 2009 of $848,429 as a result of the decrease in G&A expenses ($67,034), and growth of sales ($37,074).which were partially balanced by decrease in R&D expenses ($215,650).

Financing Expenses:  Total financing expenses in the 9 months ended September 30, 2010 amounted to $37,003, which were $26,373 higher than our financing expenses of $10,630 in the 9 months ended September 30, 2009. This was mostly a result of interest from convertible bonds.

Net Loss:  Net loss of $565,674 in the 9 months ended September 30, 2010 was $293,385 or 34% lower than the net loss in the 9 months ended September 30, 2009 of $859,059 due to the decrease in R&D expenses ($215,650), growth of sales ($37,074) decrease in financing expenses ($26,373), and decrease in G&A expenses ($67,034).

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Total Net Sales:  Total Net Sales increased $17,589 or 44% to $57,288 in the 3 months ended September 30, 2010 from $39,699 for the 3 months ended September 30, 2009. Increased of revenue have been caused by increase in sales of our products and technology in Israel.

R&D Expenses: Total net R&D Expenses for the 3 month ended September 30, 2010 of $86,763 decreased $130,802 or 60 % from the $217,565 for the 3 months ended September 30, 2009, due to decrease in cost of labor and professional services in the amount of $89,449, travel and other expenses of $41,353.

General and Administrative Expenses:  General and administrative expenses decreased by $149,431 or 59% in the 3 months ended September 30, 2010 to $104,928 from $254,359 in the 3 months ended September 30, 2009 mostly due to decrease in salaries and professional fee expenses ($157,240) which was partially balanced by increase in other expenses $7,809.

Loss from Operations:  Loss from operations for the 3 months ended September 30, 2010 of $134,403 was down $_297,822 or 69% from the loss from operations in the 3 months ended September 30, 2009 of $432,225 as a result of the decrease in R&D expenses ($130,802), growth of sales ($17,589) and decrease in G&A expenses ($149,431).

Financing Expenses:  Total financing expenses in the 3 months ended September 30, 2010 amounted to $21,738, which were $17,733 higher than our financing expenses of $4,005 in the 3 months ended September 30, 2009. This was a mostly a result of interest from convertible bonds.

Net Loss:  Net loss of $156,141 in the 3 months ended September 30, 2010 was $280,089 or 64% lower than the net loss in the 3 months ended September 30, 2009 of $436,230.

Liquidity and Capital Resources

As of September 30, 2010, we had liabilities of $628,549 ($386,919 as of December, 2009), including $389,820 ($190,150 as of December 31, 2009) of third party liabilities, and $238,729 ($124,231 as of December 31, 2009) was due to related parties. The amounts due to related parties are for consulting services salaries and loans.

As of September 30, 2010 we had cash in the sum of $4,507. Currently our net burn rate is approximately $40,000 per month. Thus, we will need additional sums of approximately $120,000 through December 2010.

The Company has sustained operating losses and its cash needs extend beyond its current resources. Subsequent to December 2010, the Company will exhaust most of its liquidity. In addition, the Company does not have a reliable consistent source of future funding. These factors create an uncertainty about the Company’s ability to continue as a going concern.

The Company anticipates that it will begin to realize material revenues in the crop season of 2011 (the third and fourth quarters of 2011), as clients will begin to utilize and pay for the Company’s product and technology. The Company determined that approximately $0.6 million of additional funding is necessary to bridge the Company to the minimum revenue level and become self sustained. Realization of revenues is subject to regulatory approval of the relevant regulator, in each country where we intend to deliver, distribute and sell our products, which we currently do not have, except for the state of Israel and the USA for one of its products.

Net Cash Used in Operating Activities for the nine and three months period ended September 30, 2010 and September 30, 2009

Net cash used in operating activities, generated from continuing operations was $373,720 and $655,686 for the nine months period ended September 30, 2010 and 2009, respectively. Net cash used in operating activities primarily reflects the net loss for those periods $565,674 and $859,059 respectively, which was reduced in part by none cash stock-based compensation $65,899 and $69,819, respectively and cash provided due to changes in operating assets and liabilities in the amounts of $89,069 and $119,970, respectively.

Net cash used in operating activities, generated from continuing operations was $124,824 and $270,865 for the three months period ended September 30, 2010 and 2009, respectively. Net cash used in operating activities primarily reflects the net loss for those periods $156,141 and $436,230 respectively, which was reduced in part by none cash stock-based compensation $19,058 and $ 24,638, respectively and cash provided due to changes in operating assets and liabilities in the amounts of $(7,486) and $136,098, respectively.

Net Cash Used in Investing Activities for the nine and three months periods ended September 30, 2010 and September 30, 2009

Net cash used in investing activities was $25,275, and $21,006 for the nine month period ended September 30, 2010, and 2009, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment), and fund deposits in respect of employees rights upon retirement

Net cash used in investing activities was $10,240, and $2,876 for the three month period ended September 30, 2010, and 2009, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment), and fund deposits in respect of employees rights upon retirement.

Net Cash Provided by Financing Activities for the nine and three months periods ended September 30, 2010 and September 30, 2009

Net cash provided by financing activities was $403,502, and $414,646 for the nine months period ended September 30, 2010 and 2009, respectively, which is primarily attributable to capital raised in the amounts of $413,124 and $418,546 respectively, usage of credit lines in the amount of $9,126 and $0, respectively, and effect of the exchange rate in the amount of ($496), and ($3,900) respectively.

Net cash provided by financing activities was $139,571, and $134,522 for the three month period ended September 30, 2010 and 2009, respectively, which is primarily attributable to capital raised in the amounts of $180,421 and $54,000 respectively, usage of credit lines in the amount of $(40,354) and $0- ,respectively, reduced by deferred issuance expenses and exchange rate in the amount of ($0) and ($74,765), respectively, and effect of the exchange rate in the amount of ($496),and $5,757, respectively

Management believes that with certain revenues to be received from the sale and delivery of its products to clients, and with additional funds to be raised from investors under private placement, there will be sufficient capital to meet operating needs for the year ended December 31, 2010, and afterwards.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2010. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and therefore may be considered “material weaknesses.”

Based on the size of the Company and depth of accounting personnel assignment of tasks does not allow for proper maintenance of segregation of duties.  Additionally, the Company does not have an audit committee to oversee the financial reporting and disclosure process.

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of September 30, 2010 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting as of September 30, 2010, was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

The material weaknesses we have identified include:

As of September 30, 2010, our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting process:

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

(b) Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes from the risk factors during the nine months ended September 30, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 24, 2010, the Company closed a private placement (the “Offering”) of 335,108 shares of common stock and warrants to purchase 335,108 shares of common stock (collectively, the “Securities”) to 11 investors (the “Investors”), all of whom are existing shareholders of the Company, for aggregate gross proceeds of $201,066 pursuant to a Securities Purchase Agreement and Warrant Agreement. Each unit of the Offering (“Unit”) was offered at a purchase price of $0.60 per Unit, and consisted of one share of common stock and one warrant, exercisable at $0.90 for a period of two years. In addition, the Company issued 50,000 shares to the service providers who dealt with these transactions.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) for the private placement of the above-referenced Securities pursuant to Regulation S promulgated under the Securities Act and Section 4(2) of the Securities Act and/or Regulation D promulgated there under. The Investors had access to sufficient information regarding the Company so as to make an informed investment decision. In addition, the Company had a reasonable basis to believe that each purchaser had the requisite sophistication to make an investment in the Company's Securities.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

On November 14, 2010, Mr. Rami Treger, resigned as a director of the Company. Mr. Treger resigned to pursue other interests. There were no disagreements between Mr. Treger and the Company which led to his resignation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of November 2010.

PIMI AGRO CLEANTECH, INC.

By:	/s/ Youval Saly
Youval Saly
Chief Executive Officer
Principal Executive Officer

By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
Principal Accounting and Financial Officer