Form 10-K
period 2010-12-31
PIMI AGRO CLEANTECH, INC.
filed 2011-04-12
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(310) 203-8278

( Registrant’s telephone number, including area code )

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

As of March 31, 2011, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold of $0.80 was approximately $2,223,569 For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 31, 2011 was 7,660,964.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

PART I

ITEM 1. BUSINESS

Organization

Pimi Agro CleanTech, Inc. is a Delaware Corporation with one operating subsidiary, Pimi Agro CleanTech, Ltd, which is an Israeli Limited Company (“Pimi Israel”). The Company was formed on April 1, 2009, under the laws of the State of Delaware, and its subsidiary Pimi Israel was formed on January 2004 in the State of Israel under the name "Pimi Marion Holdings Ltd.", and has since changed its name to "Pimi Agro Cleantech Ltd.", on October 2008. The Company, through Pimi Israel, owns a patented technology for the treatment of pre and post-harvest of fruits and vegetables utilizing environmentally friendly products.

On April 27, 2009 we purchased all the issued shares of Pimi Israel from the Pimi Israel shareholders in consideration for 6,313,589 shares of Common Stock of the Company to the Pimi Israel shareholders. As a result, Pimi Israel became a wholly owned subsidiary of the Company.

We are a development stage company and have had limited revenues since our formation. There is currently limited public market for our common stock. The purchase of our shares is highly speculative and involves a high degree of risk, including, but not necessarily limited to, the “Risk Factors” described else where in this report. Any person who cannot afford the loss of their entire investment should not purchase our shares.

The Company’s principal executive offices are located at 269 South Beverly Drive suite 1091, Beverly Hills California 90212, and its telephone number is (310) 203-8278.

Overview

The Company focuses on developing environmentally friendly solutions for extending storability and shelf life of vegetables and fruits. As of the date of this report, the Company is developing five (5) products (CitrusGuard™, SpuDefender™, SweetGuard™, StorGuard™ and OnionGuard) and has started the commercialization of four (4) of these products (CitrusGuard™, SpuDefender™, SweetGuard™ and OnionGuard™).

Currently, the Company is focused on solutions related to consumed Citrus and Potato crops. Based on recent statistics, Citrus are the largest consumption fruits world wide. Total fresh citrus consumed is over 60 million tons a year, and its consumption increases every year mainly in developing countries. According to the food and Agriculture Organization of the United Nation, the total crop of the 20 major producers of Potatoes in the year 2008 was approximately 259 million metric tons (see: http://faostat.fao.org/site/339/default.aspx). We estimate that Table Potatoes are 30%-40% of the total world produced potatoes.

All of our products are based on Stabilized Hydrogen Peroxide ("STHP") and food grade acids, which has the ability to increase shelf life while reducing residue pesticides in consumed fruits and vegetables.

Industry Overview

The fresh fruits and vegetables industry is constantly seeking technologies and methods to prolong shelf life, reduce quality losses and keep freshness of crops. In most cases the only way to prolong shelf life and reduce quality losses is by using chemicals which leave residues. The processed food industry is also using chemicals which leave residues and contaminate water and livestock.

Leading retailers and agricultural regulatory bodies such as European Commission of Health and Consumer Protection the “European Commission" or the " EC") and the US Environment Protection Agency (the "EPA"), are increasingly focusing to reduce the use of residue chemicals in treating fruits, vegetables, seeds and soil in favor of environment-friendly alternatives.

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

The Company’s management believes that the trend in the market [as may be exhibited by market leaders such as Wal-Mart (see at: http://www.nytimes.com/2011/01/20/business/20walmart.html), Marks & Spencer, Tesco and Sainsbury in the UK and EDEKA chain in

Germany] is to replace, as much as possible, fruits and vegetables treated with chemical which leave residues with fruits and vegetables with no residue or low residue.

Losses of agricultural produce, as high as 40% in countries such as India (see: http://www.postharvestindia.com ) and China (see Post harvest Handling of Fresh Vegetables edited by Tina O'Hare, published 2001 at ACIAR, and see Kader at Acta Horticular. 682, ISHS2005), due to diseases and lack of correct supply chain, from the field to the stores, are exacerbated by the increasing demand for food produce, especially in developing countries.

Accordingly, there is a significant need to find alternative solutions to current chemical treatments for pre- and post- harvest treatments of fruits and vegetables that will provide the following benefits: Reduce spoilage and losses of produce; Extend shelf-life and improve quality of fruits and vegetables; is non-residue and leave no harmful chemical by-products, are cost effective; and is approved for organically produced crops.

The Citrus Industry- The Need to Replace Imazalil and TBZ

To date, green mold on Citrus is controlled in the USA and other places, including Israel, by application of the fungicides Ortho-phenyl Phenate (OPP or SOPP), Imazalil, and Thiabendazole (TBZ). However retailers demand to reduce the Maximum Residue Levels (MRL) of pesticides in their fresh fruits has led producers to seek solutions such as CitrusGuard™, which is a cleanser aimed to reduce pesticide levels of residues.

More over, there are pathogens which have developed resistance to the current pesticides. This prevented the packers from effectively manage decay control pathogen's. The combination of these two factors has posed an urgent need to identify an alternative to current packing methods. Pimi’s solution may reduce the Imazalil level from today’s MRL of 5 ppm to 0.5 ppm, while not adding any Fungicide material and improving yield losses.

The Potato Industry - the Need to Replace CIPC and prolong shelf life

Potatoes are the fourth largest crop in the world. According to the food and Agriculture Organization of the United Nation, the total crop of the 20 major producers of Potatoes in the year 2008 was approximately 259 million metric tons (see: http://faostat.fao.org/site/339/default.aspx). We estimate that Table Potatoes are 30%-40% of the total world produced potatoes (see also "The Market" elsewhere in this report). In developed countries roughly one third of the crop is used for direct use by households (table potatoes) and the rest for processing, such as chips/crisps and French fries ( processed potatoes). In non-developed countries, 80% of the crop is used as table potatoes and the rest as processed potatoes. Therefore we estimate that the annual crop of potatoes is divided between 35% table potatoes and 65% processed potatoes.

Stored potatoes begin sprouting, in most circumstances, after two to three months in storage. Effective sprout control is a major component of managing stored potato quality. If proper sprout control is not maintained, significant reduction to tuber quality will occur, and the ability to store for extended periods of time is diminished. Sprouting causes high yield loss and low quality produce for consumers and for processing. Sprouting is also associated with the conversion of starch to sugars, which is undesirable in the processing industry, due to the darkening effect of fried products. In the table potatoes industry, visible sprouts on potatoes are unacceptable to consumers.

The primary method to control sprouting in storage is with post harvest application of isopropyl N-(3-chlorphenyl) carbamate ("Chlorpropham" or "CICP") a synthetic hormone that is used worldwide. For the toxic effects of CIPC see: http://pmep.cce.cornell.edu/profiles/extoxnet/carbaryl-dicrotophos/chlorpropham-ext.html.

CICP is a high stable chemical compound, therefore it has high residue where ever it is applied. Today CIPC is applied in storage rooms as well as in packing houses before distribution to retailers. Therefore its residues can be found on the wall and floors of storage houses, on the processing lines, in water used for washing the potatoes and also in livestock which are fed with the potatoes peel.

Regulators such as the European Commission ("The EC") and United States EPA are pushing for substantial reduction of permitted maximum residues level of CIPC in crops, livestock and water. The EU has issued in 2008, a Directive (196/2008 of January 29, 2008) which sets the MRL of CIPC to 10mg per ton. The UK has recently regulated that potatoes treated with more than 36g of CIPC per ton should only be used for commercial processing. The British Potato Council together with the industry in the UK, have set a maximum of 63.75mg per ton for commercial processing.

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

Pimi has developed patented formula, application methods and storage protocols which are environmental friendly and which leave no residue after washing. Pimi’s product (“SpuDefender™”) is aimed at substituting CIPC as a sprout inhibitor, increasing shelf life, and preventing quality reduction. The Product and its applications prevent dehydration and quantity losses.

Our Products and Technology

As of the date of this report, Pimi develops, tests and markets three lines of products: cleansers for treatment of fruits and vegetables on packing line, prior to distribution. This line of products includes: CitrusGuard™ for treatment of Mandarins, Oranges Grapefruits and Lemons, and SweetGuard™ for treatment of Sweet Potatoes; sprout control line of products which include SpuDefender™, for treatment of stored table potatoes, and storage control line of products which includes: StorGuard™ for treatment of vegetables such as broccoli and cabbage and OnionGuard™ for treatment in storage of Onions.

Cleanser line of Products

CitrusGuard™

On March and April 2010, we have completed successfully small scale trials, as well as commercial trials applying CitrusGuard™, for the treatment of Mandarins, which is one of the most sensitive and problematic Citrus, as well as treatment of Grapefruits. CitrusGuard™ is designed for cleaning citrus fruits surface prior to waxing. Cleaning of surface reduces decay of Citrus fruits which may occur during storage, shipment and shelf life.

The trials were carried out with Mehadrin Pri-Or (“Mehadrin”), the largest packing houses in Israel, who exports citrus fruits to the United States and Europe. In these trials, CitrusGuard™ has demonstrated superiority in extending shelf life, comparing to current treatment that is being used which is adding almost double the amount of pesticides to reach the required shelf life.

As a result of these commercial trials, Mehadrin has decided to implement CitrusGuard™, in the cleaning process of its packing lines for commercial usage. Those lines pack mainly mandarins and grapefruits and small volumes of oranges and lemons as well. The total quantity of citrus fruits which was treated by our product in the season of 2010-2011 is over 50,000 tons.

On January 2011, we concluded successfully a trial on commercial scales with Sun Pacific Inc, one of the leading packing houses in California, U.S.A. The trial was successful and showed significant advantages of CitrusGuard™ in comparison to current treatments and materials, while reducing dramatically the residue level of pesticide on citrus fruits. As a result of the trials Sun Pacific has decided to implement CitrusGuard™ on one commercial line in the coming citrus season subject to regulatory approval with an option to scale up to additional lines after a trial period.

We are targeting more experiments and penetration into other packing houses in the U.S subject to regulatory approval and other territories for next Citrus season which starts on October 2011.

SweetGuard™

According to the Unite States Sweet Potato Council Inc., the United States produces approximately 1.8 billion pounds of sweet potatoes a year, with an average crop value of $400 million.

On January, 2010, we completed our first commercial trial utilizing SweetGuard™ for treatment of sweet potatoes. Similar to Pimi’s CitrusGuard™, SweetGuard™ is designed for improving sweet potatoes cleaning properties. SweetGuard™ causes sweet potatoes bright appearance due to its cleaning effects.

The trials were carried out in two cooperative farms in Israel, with two separate packing houses that export sweet potatoes from Israel to Europe. In these trials, SweetGuard™ demonstrated efficacy in various areas of post-harvest treatment of crop, which came from different growing soils.

As a result of these trials, the two cooperative farms have decided to include SweetGuard™ in their regular working program for the packing line. Consumers presented with treated and untreated sweet potatoes, on the same shelf, preferred those which were cleaned with SweetGuard™.

As of date of this report, we have agreed with a packer of sweet potatoes, located in the U.S. to conduct the same trial with SweetGuard™ on sweet potatoes.

Sprouting Control line of products

SpuDefender ™

Pimi develops and markets the SpuDefender™. SpuDefender™ is a formulated STHP designed for use in potato storage treatment to inhibit sprouting. SpuDefender™ is patent protected. SpuDefender™ is applied in stored potatoes inside storehouses, or on packing lines, by using Pimi’s proprietary storage application protocol which is based on an especially designed system and ultrasonic atomizers to provide optimum results (the "Technology"). SpuDefender™ is able to extend storability and shelf life of crops, to reduce quantity and quality losses thus, and to increase yield and revenues for growers and producers.

SpuDefender™ is an external treatment, and therefore, after washing it leaves no residue. At the end of the application process the active ingredient of SpuDefender™ decomposes into water and oxygen, unlike existing chemical alternatives, such as CIPC.

The market for SpuDefender™ is mainly for stored table potatoes.

In the United States, Pimi presented (under the label VegiSafe) the new concept of CIPC-free table potatoes. These started in 2009, following consummation of our joint venture with VegiSafe LLC (see “Customers and Partners” elsewhere in this Report). As a result, we have been requested to perform efficacy trials with storage providers, as described in “Customer and Partners” elsewhere in this Report.

Storage Control Line of Products

StorGuard™

StorGuard™ was developed for extending the shelf life of fruits and vegetables in storage, by reducing air pathogens in storage rooms a treatment which improves storage conditions. StorGuard™ enriches storage room with Oxygen and humidity, which are key factors for good storability process. The active ingredient of StorGuard™ is STHP, which has abilities to oxidize air spores [see EPA Hydrogen Peroxide (000595) Federal Register Notices at: http://www.epa.gov/pesticides/biopesticides/ingredients/fr notices/frnotices 000595.htm].

OnionGuard™

At the date of this report there is no known effective treatment to reduce Botrytis Neck Rot and Aspergillus Black Mold, which are the two main onion diseases. The two diseases can damage up to 40 percent of an onion harvest. On October 2009, we started a trial with Idaho State University and McCain Foods Limited (“McCain”) to extend storability of onions by using OnionGuard™, which is a formula of our StorGuard™. We have run a trial comparing OnionGuard™ to current storage without any treatment. The test was performed in cooperation with and McCain, which stores onions for their onion rings production line and encountered storability problems. The results received in June 2010 have shown improvement of storability in room temperature, as well as in cold storage temperature, of up to 40%. After six months of storage, defects were reduced from 35 percent to 15 percent. The trial’s results were presented to one of the leading retailers in the US who have ordered commercial test of 20,000 pounds of onions, which started on October 2010, under of the supervision of the Washington State University. Initial results from January 2011 presented high performance with OnionGuard™. Final results are expected on May 2011.

Pimi anticipates starting EPA registration of OnionGuard™ as a pesticide in the coming months.

Products planned for Research and Development

Pimi plans to extend its line of products in the coming years by devoting substantial R&D for other areas, where we have identified a market need for environmental friendly solutions. As of the date of this report, the company is in the process of re-evaluation of its R&D plans.

SeedGuard ™

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

Pimi has embarked on a R&D plan for potato-seed applications, aimed for the development of an innovative, holistic and ecological solution to treat potato seeds throughout their lifecycle, which was approved for receiving grants from the Israeli Chief Scientist Office (see "Governmental Support "). SeedGuard ™ is designed to provide added-value to the seed producer and potato growers owing to its long lasting disinfectant effect, versus existing aggressive chemical treatments which are not environmental friendly solutions.

From 2005 until 2009, we have conducted extensive laboratory and field trials with SeedGuard ™ in order to test its effectiveness against pathogens. We have conducted laboratory screening tests with SeedGuard ™ of most common seed pathogens (bacteria, fungi, molds, yeast) diseases under the supervision of the Vulcani institute Israel. The results have shown that SeedGuard ™ is effective in controlling diseases caused by the major pathogens (These tests have shown that SeedGuard ™ has the ability to reduce pathogens such as Late Blight, Silver Scurf Dry Rot, Black Scurf, Black dot, Early blight, Tuber Rot, Common Scab, Powdery Scab between 50% to 100% ). We have also conducted "in situ" tests on seed potatoes, in order the test SeedGuard’s efficacy on these seeds. We have conducted several field trials on different seed varieties, different soil profiles and different climates. The conclusions from all of these tests and trials were that SeedGuard™ is able to control seedborne diseases and does not have negative effect on the yield.

An advantage of SeedGuard ™, which was discovered in connection with the tests described above, that SeedGuard ™ does not harm the potato seeds, which, immediately after harvest, have a very delicate peel. In addition, SeedGuard ™ has been found to protect the seeds against seedborne, storage and soil borne diseases during the entire lifecycle of the potato seeds, from harvest to storage and planting. Management believes, based on the tests described above, that SeedGuard ™ is suited for this early stage of the life cycle of seeds, and believes this unique advantage will help in the promotion and sales of SeedGuard ™.

Management estimates that additional substantial R&D is required to tailor SeedGuard™ to specific seeds, which will take several years of work. Therefore management has decided to postpone the development of this product until full commercialization of its other products.

Our Technology

Pimi’s technology is based on unique proprietary solutions using only edible product and proprietary designed delivery system.

Active Ingredient - Stabilized Hydrogen Peroxide solution (STHP)

Pimi has developed a patented Stabilized Hydrogen Peroxide (H2O2) formula which includes other edible ingredients. Hydrogen Peroxide is widely used in various industrial applications, such as: Cleaning soaps, wound disinfection, hair coloring and teeth whitening. The formulations were developed by Nimrod Ben Yehuda, Pimi’s co-founder, with the assistance of leading research institutes.

Fogging delivery system

By harnessing the advanced fogging technology of ultrasonic micro Droplets (which was developed by third parties and was upgraded by Pimi) and the special distribution method developed by the Company, Pimi's Technology is capable of distributing a lower than 10 micron droplet cloud in the storage room. This ultrasonic droplet diameter and the application method generate “Dry Fog”, forms a highly effective vehicle for distributing Pimi’s products. An added benefit comes with the ability to raise relative humidity to a very high level of 99% without causing the devastating effects of a condensation event. The system is fully automated, thus enabling a cost-effective implementation for customers, reducing many hours of labor and minimizing user intervention.

Manufacturing Process Supply of Raw Material

Pimi’s products are currently produced by Solvay Chemical International S.A in their plant located in Houston TX ("Solvay") and also by Zohar Dalia Ltd in Israel. Solvay is one of the leading world-wide producers of Hydrogen Peroxide. Solvay manufactures STHP for us and we anticipate that Solvay will produce our products for North America.

Transportation and Storage of our Products

Hydrogen Peroxide is a common chemical sold and transported worldwide in 50% concentrations. Transported Hydrogen Peroxide in such concentrations is defined as dangerous goods by the industry.

We have decided to supply our products with stable Hydrogen Peroxide and at low concentration of under 20%, which is graded as low product risk. At this grade of risk the product should be transported by certified truck drivers, and the truck should be marked with special signs. The delivery of the product, as any other chemical, should be transported together with Material Safety Data Sheets (MSDS) which show the hazards related to the product and the safety procedures, including how the product should be handled.

Hydrogen Peroxide is an oxidizer and will corrode many materials. Hydrogen Peroxide should be stored in a cool, dry, well-ventilated area and away from any flammable or combustible substances. It should be transported in special tanks and vehicles and should be stored in a container composed of non-reactive materials.

Pimi is carefully and diligently following the above rules and regulations in handling its products in transportation and storage.

Governmental Support

Pimi Israel has received grants from the Israeli Chief Scientist under a program of investment in research and development for a solution for disinfection of potato seeds (SeedGuard™) under a 6-stage method. The approval of the Chief Scientist was extended and changed in order to enable certain expenses to be recognized for the grant. Pimi has received from the Chief Scientist the sum of $121,753 (484,429 NIS) as grant under this program.

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

Intellectual Property

We have developed a significant intellectual property portfolio of patents. We believe that our intellectual property portfolio, coupled with our strategic relationships (see "Customers and Partners") and accumulated experience in the field, gives us an advantage over potential competitors. In the last year we have filled two new provisional patents that cover new developed products and technologies we started to implement at the end of this year. We currently maintain the following patents (for the agreement of the transfer of the rights in the patents and patents applications to us, see "Certain Relations and Related Parties transaction"):

Country	Patent Register No.	Application No.	Status	Validity Date
U.S.A	6,797,302		Granted	July 2019
U.S.A	6,946,155		Granted	July 2019
U.S.A	7,147,872		Granted	July 2019
U.S.A		12/691,316 1	Pending
Europe		99933105.1	Pending
China	99810112.5		Granted	July 2019
Russia	2262230		Granted	July 2019
Russia		2005115093	Pending
Australia	757,181		Granted	July 2019
South Africa	2001/1528		Granted	July 2019
Israel		125520	Pending
Chile		1675-99	Pending
Mexico	230589		Granted	July 2019
Canada		2,338,718	Pending
Kenya		PCT/IL99/00403	Pending
Argentina	AR 019937- B1		Granted	July 2019
Bulgaria		105167	Pending
Bolivia		P990103701	Pending
Brazil		PI9912697-4	Pending
Colombia		99047340	Pending
Costa Rica		6061	Pending
Cuba		22/2001	Pending
Czech Republic		PV 2001-254	Pending
Georgia		AP1999004257	Pending
Guatemala		PI99-01099	Pending
Honduras		PCT/IL99/120	Pending
Hungary		P0201109	Pending
Korean		2001-7001082	Pending
Latvia	12750		Granted	July 2019
Nicaragua	1441		Granted	July 2019
New Zealand	509566		Granted	July 2019
Peru	3093		Granted	July 2019
Poland	P-348722		Granted	July 2019
Paraguay	4217		Granted	July 2019
Slovenia	9920057-20615		Granted	July 2019
Slovakia		PV97-2001	Pending
Turkey	TR2001-231		Granted	July 2019
Uruguay		025.625	Pending
Serbia		P-51/01	Pending
Norway		20010447	Pending
Romania		A 2001-00090	Pending

__________________________________________________________________________

1 The application was filed on January 21, 2010 for a continuation patent of patent No. 7,147,872.

Regulatory Approval of Pimi's Products

Products such as StorGuard™ and SpuDefender™ have to be approved by regulators before usage as post-harvest chemicals. CitrusGuard™ as well as SweetGuard™ which are cleansers are treated differently by regulators in each county it will be sold. The following description will relate to the countries in which the Company intends to sell its products in the following year.

Regulatory Process in the United States

The U.S. regulatory authority in charge of the approval of our product is the Environmental Protection Agency (EPA) as well as the FDA. The FDA regulates cleansers and EPA regulates pesticide chemicals used in foods through a regulatory tolerance publication process. Under EPA regulations, specific pesticide chemicals may be used in specific foods for particular reasons. The amount and kinds of pesticide chemical residues permitted to remain on food vary according to FDA regulation. Although the EPA establishes pesticide use tolerances and exemptions from tolerances for pesticide residues by its regulations, FDA enforces the EPA regulations through several provisions in the Food Drug and Cosmetic Act.

In order to issue its approval for the use of such products, the EPA requires that we will show, through a series of physical and chemical tests done by approved laboratories, that the registered product conforms with regulatory requirements and meets minimum standards of safety to humans and the environment. While the EPA does not require submission of efficacy data, EPA does hold companies responsible for insuring that the performance of a product conforms to label claims.

At the date of this report, we have received the EPA approval for our SpuDefender™ and also approval of the State of Wisconsin. This will enable us to sell SpuDefender™ for commercial use in this state.

With regard to our CitrusGuard™ we have received advice from our regulatory consultant, that it could be approved as “GRAS” (Generally Recognized As Safe) by the FDA, or to receive FDA as FCN (Food Contact Notification). We have decided to file it as FCN with the FDA and as of the date of this report, we have filed a PNC (pre notice Certification) for CitrusGuard ™ with the FDA, in order that the FDA will review the PNC and will advise us as to it adequacy. We forecast to finalize the process prior to October 2011 when Citrus Packing season starts.

Regulatory Process in Israel

SpuDefender™ has been approved by the Israeli Plant Protection Authority for use on potatoes and sweet potatoes in Israel. CitrusGuard™, which is a cleanser, does not require approval by the Israeli Plant Protection Authority.

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

Normal procedure for efficacy testing is two years of trials. After having the efficacy results we will have to file the product for examination which can last for another 2 years.

Due to this long regulatory process, we have decided that we will concentrate on sales in the US, and other territories outside the EU, prior to finalizing the European file for pesticide. Therefore as of the date of this report we have halted the regulatory process of our products in the EU.

Customers and Partners

As a small company with roots in Israel, one method by which Pimi is able to contract with potential partners, in particular those having a favorable foot-print in their respective markets and having the ability to educate end-users (i.e. their customers), is by gaining recognition and acceptance of market leaders having the best leverage point to our prospective customers. These companies, being opinion leaders with high sensitivity to environmental-friendly growing demands, are in the best position to influence their suppliers, who are Pimi's potential customers, in testing and ultimately adopting Pimi's technology, as their next generation solution for post-harvest treatment.

VegiSafe LLC (Earthbound LLC Group)

On January 2009 Pimi Israel entered into a Joint Venture Agreement ("The Joint Venture") with VegiSafe LLC ("VegiSafe"), an affiliate of Earthbound LLC ("EB"), a group of companies engaged in consulting to mass-market retailers and major supermarket chains in North America (see: http://www.earthboundllc.com/).

The Joint Venture will market, sell and distribute Pimi's technology throughout the United States, on an exclusive basis, and throughout Canada and Mexico, on a non-exclusive basis. VegiSafe will market and handle the sales activities of the Joint Venture. The exclusivity of the Joint Venture is subject to fulfillment of certain milestones of annual sales as herein described. We will have 70% of the rights in the Joint Venture and will nominate two of its directors; VegiSafe will have 30% of the rights, and will nominate one director. We will grant a sub-license to the Joint Venture for the use of our patents and technology, relating to the products and to any new product developed by us, for the term of the JV.

We have obligated to continue to operate the Joint Venture so long as certain trigger events occur prior to December 31, 2009. The Trigger event is defined as: an event, where any retailer and any fast food chain, or any major packaged, frozen or snack food marketer, or any major or national vegetable (or fruit) growers and major or national distributors in the U.S expresses an interest in launching CIPC free potatoes or CIPC free potato products at any Retailer or by any distributor, by requesting its supplier/s to use our technology for potatoes or potato products, in order to produce or to supply CIPC free potatoes or CIPC free potato products for its consumption.

In May 2009, Pimi and VegiSafe mutually agreed that the trigger event occurred, thereby obligating, the continuation of the Joint Venture. Accordingly, VegiSafe’s exclusivity is subject to the following milestones: Entering a CIPC free branding program with two retailers or distributors prior to September 2010; the treatment of 150,000 tons of potatoes in the season of 2011 (September 2011); the treatment of 350,000 tons of potatoes in the season of 2012 (September 2012).

VegiSafe will invest in the Joint Venture an aggregate amount of $250,000 which will be used to cover expenses reflected in a budget prepared for the J.V, and approved by VegiSafe and Pimi. The Joint Venture will use the VegiSafe Trade Mark as the trademark for fruits and vegetables, which will be treated by our products. Any additional investment in the Joint Venture in excess of the $250,000 shall be contributed by the parties according to their share in the Joint Venture upon mutual consent, taking into account the Joint Venture's business and its needs.

On August 9, 2010 we have signed with Vegisafe an Addendum to the Agreement dated January 20, 2009 under which we agreed to expand the activities of the JV in the US to Sweet Potatoes, Yams, Onions, Cabbage and Mushrooms. In addition we have agreed to expand the activity of JV in the US to Citrus fruits provided Vegisafe will bear all the costs and expenses, which in our opinion is reasonable for the progress of the distribution and the implementation of our CitrusGuard™ in The US.

As of the date of this report, VegiSafe introduced our products and technology to one of the major retail chain in the US who has, in turn, introduced us to their suppliers of Table Potatoes, Citrus, Onions and Sweet Potatoes, in order that we shall present to these suppliers the efficacy of our products.

Solvay Chemical International S.A

Solvay is a world leader in production of Hydrogen Peroxide. Solvay supplies our products in the U.S under our name, in accordance with a non exclusive oral agreement. Solvay follows ISO and GMP quality programs at its sites and is responsible for keeping standards of the products and supply the products within specifications and within required shelf life.

As of the date of this report, we are preparing together with Solvay the methods of supply of our products to customers in the U.S for the coming season.

Zohar Dalia

Zoahar Dalia is the manufacturer of our Products in Israel. It manufactures our products under our name in accordance with an oral agreement. Zohar Dalia follows ISO and GMP quality programs at its site, and is responsible for keeping the standards of the products and to supply our products with in specifications and with in required shelf life.

Mehadrin Pri-Or

Mehadrin Pri-Or (“Mehadrin”) is the biggest distributor and exporter of Citrus fruits in Israel. Mehadrin is exporting approximately two third of the Israeli Citrus crop to Europe, US, Canada and the Far East. Mehadrin has its own orchards and packing houses and they also purchase packed fruits from other farmer and packing houses. We have started to work commercially with Mehadrin on October 2010 implementing our CitrusGuard™ on one packing line of Grapefruits. On January 2011 we have started treating with CitrusGuard™ additional 2 packing lines of Clementine. We anticipate that until the end of this citrus season (April 2011) we shall treat with our CitrusGuard ™ approximately 50,000 tons of Citrus fruits.

Sun Pacific Inc.

Sun Pacific Inc., is one of the leading packing houses in the U.S. for Clementine's and Oranges. Pimi was introduced to Sun Pacific by one of the major retail chain in the U.S., to whom Sun Pacific supplies its produce. We have conducted during the months of December 2010 until February 2011, a trial in Sun Pacific’s Mandarins packing house, at Maricopa CA, which is, to management best knowledge, the biggest Clementine’s packing house in the U.S.

The trial was conducted on one of the commercial lines using CitrusGuard™ treatment, which was compared to current cleaning and waxing treatment. The trial results have shown that applying CitrusGuard™ on Clementine improves the shelf life of the fruits versus the current treatment.

On February 2011, Sun Pacific has notified us that they have decided to implement CirusGuard™ on one the their packing lines at Maricopa in the next Citrus season, which will start on October 2011, subject to regulatory approval of CitrusGuard™ by the US relevant authority.

Addressable Market of our Products

Fresh Citrus Fruits

Total World Production of Fresh Citrus Fruits (1000 metric tons)*
	Oranges	Tangerines and Mandarins	Grapefruits	Lemons and limes	Total(1)
2008-2009	51,751	19,864	5,228	6,372	83,215
2009-2010	49,360	21,810	5,458	5,911	82,539
2010-2011	51,379	20,280	5,163	6,314	83,136
* The data refer to total production of selected major countries.
Source: Foreign Agriculture Service/USDA Office of global Analysis - see: http://www.fas.usda.gov/htp/2010January_Citrus.pdf
(1) Management estimates that 70% of these quantities are consumed citrus and the balance is used by the industry for juices.

Potatoes

Top Ten Potatoes Producers 2008 (1000 metric tons)
Country	Production
China	68,760
India	34,658
Russian Federation	28,873
United States of America	18,827
Germany	11,369
Ukraine	19,544
Poland	10,461
France	6,807
Netherlands	6,923
Bangladesh	6,648

Source: Food and Agricultural commodities production/ FAOSTAT – Food and Agriculture Organization of The United Nation – see: http://faostat.fao.org/site/339/default.aspx.

According to the Food and Agriculture Organization of the United Nation, the total crop of the 20 major producers of Potatoes in the year 2008 was approximately 259 million metric tons (see: http://faostat.fao.org/site/339/default.aspx). We estimate that Table Potatoes are 30%-40% of the total produced potatoes.

Competition

CitrusGuard ™

CitrusGuard™ is formulated to clean Citrus Fruits on packing lines. Good cleaning practice reduces the surface dirt and soil and by that reduces microflora load prior to waxing the fruits with pesticides that prevents mold contamination, during its storage, transportation and shelf life. CitrusGuard™ was developed in order to reduce residue treatments of pesticides such as Imazalil and TBZ, which are the current treatment.

As of the date of this report, we are not aware of any other product which has the same cleaning properties, which can reduce pesticide residues. However, our management forecasts that service providers for packing houses, who supply all the materials, required for packing lines, such as Decco Ltd, and Pace International, LLC will try to develop other products which have the same abilities, in order to compete with our CitrusGuard™.

SpuDefender™

The manufacturers and distributors of CIPC, which compete with our SpuDefender™, are large chemical companies such as Cerits Europe B.V, Loxan B.V, Aceto Agriculture Chemical Corporation, United Phosphorous limited, Mirfield Sales Services Limited, Standon Chemicals limited, Atlas Crop Protection Limited and Whyte Agrochemical LTD. These manufacturers have promoted the "CIPC Stewardship Action Plan 2008" for the UK, which was introduced in order to monitor and control the application of the CIPC, in order not to exceed the current EU MRL of 10mg/kg, and at the same time to enable the continued use of CIPC in the UK. We expect significant competition from these manufacturers and distributors of CIPC.

At the same time, there are several products which aim to substitute the CIPC which are in potential competition with our SpuDefenderTM :

•	Greenvale, UK launched the Ethylene gas solution that may control sprouts at low dosage. It has been used in some storage rooms in Europe. In management’s opinion the Ethylene has some disadvantages: it requires relatively expensive equipment for its distribution and after potatoes are released from storage accelerated sprouting occurs.

•	Certis, Belgium launched the Caraway oil extract, however, in Management’s opinion, this substitute is not demonstrating an ability to replace CIPC due to fact that it is not palatable and it affects the fry colors.

•	Certis also manufactures Clove oil which, in Management’s opinion, has several disadvantages: The oils affect taste, aroma as well as cooking and fried taste. To the best of management’s knowledge the Industry banned it due to bad fry colors.

Other product are: 1.4-Dimethylnaphthalene (1.4-DMN) and 2,6-Disopropylnaphthalene: This two synthetic hormones are the replication of natural hormones within the potato that induce and prolong its dormancy. This chemicals application in combination with CIPC can control effectively sprouting but has no disinfection capability, to the best of management’s knowledge. The compounds are several years in the US market with no significant presence.

•	There are several other hydrogen peroxide products that claim, as Pimi claims, substantial bacteriologic control abilities. To the best of Management’s knowledge all of these products are based on HP and Acetic & Peracetic acide. These compounds are used in the food industry for more the 60 years and are very effective as disinfectant but limited in scope; in the niche of fruits and vegetables the application suffers several disadvantages, and in particular they have no long-term effect as disinfectant.

StorGuard™

StorGuard™ is used mainly to increase shelf life and storability of crops, such as Cabbage Broccoli and Onions. As of the date of this report and to Pimi’s best knowledge there are other methods to increase storability as described herein:

•         Ozone- Ozone started to be popular solution to prevent air pathogens in storage rooms. Management believes this solution has health risks, since people may be exposed to carcinogenic residues.

•         Chlorine-Dioxide- a strong chlorination detergent which aerosol the room with Chlorine. Chlorine is not welcomed by the industry due to the fact that it may create connections with the surface of the produce, and to management knowledge it may create a carcinogenic compound. This product is aggressive for the workers its and residues stay in the air. This product has significant smell and odor that may remain on the product during shelf life.

OnionGuard™

OnionGuard™ is intended to increase storability of the produce. As of the date of this report, we are not aware of any competing products to OnionGuard™.

SweetGuard™

SweetGuard™ is intended to increase cleaning ability of sweet potatoes and to improve its appearance. As of the date of this report, we are not aware of any competing products with SweetGuard™.

Price Competition

Management believes that the trend in the markets to use environmentally friendly products, which are residue free, or low residue, and to replace the subsisting chemicals, which are high residue, together with the trend of the regulators, to reduce the usage of high residue chemicals (such as CIPC), will cause farmers and packing houses to prefer Pimi’s solutions. However, this trend will not create a huge price difference from current procedures. Therefore, Pimi products prices are aimed at the same level as current solutions prices.

Strategy

Since the trend in the market which is lead by big retail companies, is to increase freshness while reducing residue pesticides in consumed goods, we have adopted a strategy under which, we shall create awareness of the retail companies, as well as their suppliers to our solutions which meet the market trend.

After presenting our solutions to market leaders, they usually connect us to their suppliers, in order that we shall present the suppliers with our solutions. Then usually we will run Beta site trials, and there after commercial trials, with these suppliers. Once we present success in these trials, we approve the product by the regulator, and then start selling our product to these suppliers.

Under this strategy we have established our Joint Venture with VegiSafe LLC, whose mother company- Earthbound LLC -is engaged in consulting to mass market retail companies and major supermarket chains in North America, in brand development. Our Joint Venture has contacted already with major retail chain stores in the U.S. See “Customers and Partners”, elsewhere in this report.

We plan to sell Pimi’s solutions to farmers and growers with large storage houses, to storage providers, and to packing companies. Initially, we will sell our products through local distributors who serve this target market. Once we establish a foothold in the market, we will attempt to establish strategic relations with several large distributors and licensed firms who already have a regional distribution network. This will enable us to rapidly increase our global market share and coverage without investing in building a global distribution network from scratch. At this stage, based on this model, we will furnish the know-how of our technology to these strategic partners, which will be responsible for ordering the product from our OEM manufacturers and marketing and sales activities, enabling us to focus on developing additional products. The distributors will also be in charge of marketing of our products, and we intend that each distributor will be obligated to minimum sales. We intend to support our distributors with technical support, research and tests results, and professional`s publication relating to our products. We will also support our distributors in the education of the market, in regulating of our products and with professional advice.

Pimi’s distributors will purchase our solution from us, and we will take care to deliver it to the customers through our OEM producers. The distributors will be trained by our technical team and will be responsible for recommending, training, and optionally also designing and installing the required systems that distributes the products in the storehouse and packing lines. For customers who do not have the required systems, we and our distributors will either provide one at a cost to be determined or alternatively, bundled with a minimum order of goods.

Employees

As of the date of this report, we employ 4 full-time and 3 part time employees.

Corporate Development

Subject to additional fund raising and regulatory approvals, management plans to expand the Company’s activity to the U.S., Mexico, Chile, Turkey and Morocco as the markets for our CitrusGuard™, and mainly to the U.S as our major market for all our other Products.

In order to execute our expansion plan to the U.S, we intend to establish until 2012, a subsidiary that will undertake the development, marketing and technical support of the sales of our products within the U.S. Management intends that this subsidiary will execute the Joint Venture with VegiSafe for the marketing of CitrusGuard™, SpuDefender™ SweetGuard™, and OnionGuard™. The subsidiary will employ special product managers, and the necessary staff to handle the development of and marketing of our products within the U.S.

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

Since we have been focused in developing our propriety technology for availability of commercialization, we have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the years ended December 31, 2010, and 2009 our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the company.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a substantial dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If the Company should fail to continue as a going concern, you may lose the value of your investment in the Company.

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

In order to continue our operations, without expanding our activities, we estimate that we will need minimum capital in the sum of $850,000 in 2011. As of March 31, 2011 we have unused credit lines in the sum of $17,000 and $280,000 in cash. Currently our net burn rate is approximately $50,000 per month. Thus, we will need additional sums of approximately $450,000 through December 31, 2011.

If we are unable to obtain such additional capital as discussed above, we will be required to limit our operations to the US and Israel only, and will extend our activities to other countries, only after such capital is raised.

We expect to face significant competition from other companies looking to develop or acquire new alternative environment-friendly solutions for the treatment of fruits and vegetables.

We expect to face significant competition in every aspect of our business, and particularly from other companies that seek to enter our market. As regulators are pushing to move away from current residue chemical solutions, such as Chlorpropham or CIPC (“CIPC”), existing suppliers of these solutions are anxiously looking to develop or acquire new alternative environment-friendly solutions that can sustain their market share and revenue streams, or to enable the continuance of CIPC at current levels in new ways of treatment. Additionally, as market opportunity becomes eminent, competitors and new players will most likely attempt to develop similar or comparable solutions. Although Pimi believes its technology is unique, and will provide it with a significant competitive barrier, it is nevertheless possible that superior or more cost-effective alternative technology will emerge that will achieve greater market acceptance and render Pimi’s products less competitive. Furthermore, existing vendors can cooperate to combat new players by reducing market prices and margins or other competitive initiatives. The future success of Pimi will therefore depend, to a large extent, upon the company’s ability to achieve market acceptance of its innovative solutions as well as develop and introduce new products and enhancements to existing products. No assurance can be given that the Company will be able to compete in such a market place.

We have incurred significant losses to date and expect to continue to incur losses.

During the year ended December 31, 2010, we incurred net losses in the sum of $629,038. Since we have started our operation in 2004 and until December 31, 2010 we incurred accumulated losses in the sum of $3,704,809. We expect to continue to incur losses for the fiscal year ended December 31, 2011. Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

We are dependent upon our Managers for the operating of the Company.

The Company is dependent upon the services of its management to determine and implement the strategy of the Company. Furthermore, the Company is dependent upon the Managers to oversee the operations of Pimi and Pimi Israel. Thus, there can be no assurance that the Managers’ experience will be sufficient to successfully achieve the business objectives of the Company. All decisions regarding the management of the Company’s affairs will be made exclusively by the Officers and Directors of the Company. In the event these persons are ineffective, the Company’s business and results of operation would likely be adversely affected.

Our success is dependent upon our ability to achieve regulatory approvals in the U.S. and in other countries.

A critical key to our success and ability to expand our business is our ability to obtain regulatory approvals in United States and in other countries for the use of our products. The regulatory approvals of some of our products are dependent, on trials to show the efficacy or the non toxicity of our products, and are time and cost consuming. Such registration filling might take longer period than expected, and it might delay obtaining such regulatory approvals, or might cause delay in starting operations on a large scale in these countries and other jurisdictions.

Our success is dependent upon our ability to achieve market acceptance.

In order to achieve high volume sales, and attain a leading market share and become the new standard of treatment, the Company’s products must not only be approved by the regulators, but also endorsed by the major packers and storage providers, retailer of fruits and vegetables as well as environment organizations. Pimi is aware of this key factor and is focusing on conducting large scale trials with major fruits and vegetables packers and retail suppliers of fresh consumed goods in several countries, in order to show the efficacy of the products and our technology and to receive these recognition of the packers and retailers, but no assurances can be made that we will succeed in such endeavor and how long it will take until we shall receive market recognition.

Our products and technology are still in development stage and require additional trials and development.

Our products and technology have been tested in numerous trials, in the U.S and in Israel on vegetable and fruits varieties which are grown in hot climate, as well as storage rooms with refrigeration, and also on certain type of processes which are used in these countries. We still need to present efficacy in other climates and other countries with different types of processes than those we have presented performance with our products.

We rely on our Technologies to successfully develop and market new and existing products.

Our product has been tested in multiple commercial and small scale tests. Some of our products are still under evaluation in Beta sites trails in the U.S with leading vegetables and fruits packers and suppliers. It is possible that the results from these large scale tests may show lower efficacy than tests conducted previously, and may require some product improvements as well as possible changes in the application and usage protocol. These factors may significantly delay our product’s introduction to market. Likewise, we cannot be sure these products will be commercially viable, and have no assurances that we will be able to expand upon our current product offerings or that any such expansion will result in revenues to the company.

We rely on rapidly establishing a global distributorship network in order to effectively market our products.

The company, through its wholly owned subsidiary, Pimi Israel, has developed initial partnerships with local partners. In order to expand sales and marketing globally, and capture a leading market share before any potential reaction from the competition, The Company will need to rapidly expand geographically and establish a global distribution network. This is likely to put pressure on management, financial and operational resources of the Company. In order to mitigate this factor, once Pimi establishes a significant presence in the market, it will proceed to establish strategic partnerships with some of the leading players in the market, however, there are no assurances that we will succeed in establishing such partnerships, which may harm the marketing of our products and the development of our business.

Our inability to attain and protect our intellectual property rights could reduce the value of our products, services and brand.

Patents and pending patents, trademarks, trade secrets, copyrights and other intellectual property rights may be important assets for us. Various events outside of our control pose a threat to our ability to attain or protect intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our products are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our ability to attain or protect our intellectual property rights could harm our business or our ability to compete. Also, protecting intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our future intellectual property could make it more expensive to do business and harm our operating results.

Our success is dependent upon the acceptance of environment-friendly solutions for fruits and vegetables.

The future of the company is dependent upon the acceptance of environment-friendly, non-residue treatment solutions for fruits and vegetables. Although this appears to be the direction the market is going in the coming years, these trends as well as the future size of this market, and other potential markets for the Company’s products, depend upon a number of factors, many of which are beyond the control of the Company. For example, failure to convince retailers, to bear additional cost for residue free fruit and vegetables, failure to convince the consumers to purchase residue free fruits and vegetables for higher prices, could have adverse effects on Pimi’s business, financial condition, operating results and cash flow going forward.

Our business and operations may be affected by climate change conditions, which could materially harm our financial results

Our business may be affected from changes in climate conditions as such events would affect the storability of crops (such as potatoes) in those cases where there is unusually warm, dry, humid or cold weather before cropping.

For example, in the recent 2009-2010 potato season, parts of Europe experienced a very dry period prior to the picking of potatoes. This condition affected the storability of the potatoes and, as a result, we were required to release one store room earlier than anticipated.

In such instances, we may suffer a decrease in revenues as a result of a smaller storage volume of rooms or shorter storage period. While as of December 31, 2010 climate change events did not influence us materially, we anticipate that once we will increase our operations, and certain territories will experience significant climate change, such as above-common rains, heat waves, dry air conditions, and unusually cold or prolonged cold weather conditions, such events may materially impact our financial results.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in the section Risk Factors, and the following factors may affect our operating results:

•	Our ability to attract users for our products.

•	Our ability to generate revenue from our products.

•	The amount and timing, of operating costs and capital expenditures related to the maintenance and expansion of our businesses, and operations.

•	Our focus on long-term goals over short-term results.

•	Global economic situation.

•	Fluctuations in weather conditions.

•	The seasonal nature of our business.

Our business depends to some extent on international transactions.

As a result of the international nature of Pimi’s business, the company is exposed to risks associated with changes in foreign currency exchange rates. A majority of the company’s revenues and substantially all of its cost of sales are in USD, whilst our management, marketing, sales and R&D costs are in NIS. The Company is therefore exposed to foreign currency risk due to fluctuations in exchange rates. This may result in gains or losses with respect to movements in exchange rates, which may be significant and may also cause fluctuations in reported financial information that are not necessarily related to the Company’s operating results.

The inherent dangers in production and transportation of Hydrogen Peroxide could cause disruptions and could expose us to potentially significant losses, costs or liabilities.

Pimi's operations are subject to significant hazards and risks inherent in transporting of the active ingredient of our Product- Hydrogen Peroxide. In high concentrations, Hydrogen Peroxide is an aggressive oxidizer and will corrode many materials. We are working with limited low concentration of the product, however in high concentrations of H2O2 it will react violently. Hydrogen Peroxide should be stored in a cool, dry, well-ventilated area and away from any flammable or combustible substances. It should be transported in special tanks and vehicles and should be stored in a container composed of non-reactive materials. These hazards and risks include, but are not limited to, fires, explosions, third-party interference (including terrorism) and mechanical failure of equipment at Pimi’s or third-party facilities. The occurrence of any of these events could result in production and distribution difficulties and disruptions, personal injury or wrongful death claims and other damage to properties.

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

As of the date of this report, a major part of our sales are made in Israel, and consequently our financial performance is dependent to a significant extent on the economy of Israel.

Political, economic and military conditions in Israel have a direct influence on us because our operations are located there. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially and adversely affect our operations. Several Arab countries still restrict business with Israeli companies and these restrictions may have an adverse impact on our operating results, financial condition or the expansion of our business. We could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses. The establishment in 2006 of a government in the Palestinian Authority by representatives of the Hamas militant group has created additional unrest and uncertainty in the area. In December 2008, Israel was engaged in an armed conflict with Hamas in the Gaza Strip, in the southern region of Israel. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamic Shiite militia group, which disrupted most daily civilian activity in northern Israel. These events have at times caused considerable damage to the Israeli economy. As a result of the political and military situation, Israel’s economy has at times suffered considerably. Ongoing or revived hostilities related to Israel may have a material adverse effect on our business and on our share price.

Additionally, boycotts of products, prompted by political, religious or other factors, may affect our financial condition and results of operations. For example, the recent war on Gaza and the United Nations fact-finding mission on the Gaza conflict at the start of 2009, commonly known as the “Goldstone Report,” have found evidence that both Israeli forces and Palestinian militants committed serious war crimes and breaches of humanitarian law, which may amount to crimes against humanity. The Goldstone Report and the Gaza conflict has resulted in grass root boycott movements all over the world on Israeli products or boycotts on products that are distributed by Jews. If such boycott movements were to become widespread, it could have a significant impact on our revenues.

Furthermore, there are a number of countries that restrict business with Israel or with Israeli companies, which may limit our ability to promote our products and services in those countries.

We may not be able to enforce covenants not-to-compete under current Israeli law that might result in added competition for our products.

We have non-competition agreements with all of our employees, all of which are governed by Israeli law. These agreements prohibit our employees from competing with or working for our competitors, generally during their employment in Pimi and for up to 6 months after termination of their employment. However, Israeli courts are reluctant to enforce non-compete undertakings of former employees and tend, if at all, to enforce those provisions for relatively brief periods of time in restricted geographical areas, and only when the employee has obtained unique value to the employer specific to that employer’s business and not just regarding the professional development of the employee. If we are not able to enforce non-compete covenants, we may be faced with added competition.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers and directors who are based in Israel.

The majority of our officers and present directors reside outside of the United States and most of our operations at the time of the filing of this report are located outside the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that Israel does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and Israel would permit effective enforcement of criminal penalties of the Federal securities laws.

Risks Related to Share Prices.

The Shares are an illiquid investment as there is presently limited market for our Shares, and transferability of the Shares is subject to significant restriction.

There is presently a limited market for our shares, and we cannot be certain that a public market will become available, or that there will be sufficient liquidity to allow for sale or transferability of the shares within the near future. Therefore, the purchase of the Shares must be considered a long-term investment acceptable only for prospective investors who are willing and can afford to accept and bear the substantial risk of the investment for an indefinite period of time. There is a limited public market for the resale of the Shares. A prospective investor, therefore, may not be able to liquidate its investment, even in the event of an emergency, and Shares may not be acceptable as collateral for a loan.

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

If we are subject to penny stock rules, you may have difficulty selling your shares of our common stock. For more information about penny stocks, please visit http://www.sec.gov/answers/penny.htm.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company and its subsidiary currently lease office space at Kibutz Alonim. The Company currently pays monthly rent of $830 (3,000 NIS) plus VAT per month pursuant to a 12 month lease started Jan 1, 2011 until December 31 2011.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, management does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In February 2010, our common stock began quotation on the OTC Bulletin Board under the symbol "PIMZ.OB".

Holders

As of December 31, 2010, the approximate number of stockholders of record of the Common Stock of the Company was 57.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Stock

On March 2, 2011 the Company has entered into subscription agreements with 4 individuals residing in Israel for the total sum of $100,000 at a purchase price of $0.80 per share. For each share of Common Stock purchased, the investors received a warrant with an exercise price of $0.80, exercisable until March 2, 2013.

On January 24, 2011, the Company entered into an Agreement with three private individuals residing in Israel (two of whom will invest through a joint company the “Investors”). Pursuant to the Agreement, the Investors shall invest a minimum of $50,000 and up to an aggregate of $500,000, at a purchase price of $0.80 per share. For each share of Common Stock purchased, the Investors shall receive a warrant with an exercise price of $0.80, exercisable until December 31, 2012. The private placement shall take place in five tranches, provided an amount beyond the minimum is financed. The first 3 tranches of $50,000 each were made by the Investors on January 27, 2011, February 16, 2011 and March 16, 2011 respectively. The remaining tranches shall take place on or prior to April 15, 2011, and May 15, 2011.

On December 30, 2010 the company issued 70,000 shares Common Stock to Ashdor Assets Managements and Trusts Ltd, who holds the shares in trust for four attorneys in Sadot & Co., Law offices among them Advocate Eitan Shmueli, who is one of the major shareholders of our company through Omdan consulting and instructing Ltd (who purchased 50,771 shares) for the sum of $42,000 ($0.6 per one share of common stock). On December 30, 2010 the company further issued 34,013 share of Common Stock to Nir Ecology Ltd, one of the major shareholders of the company for the sum of 20,408 ($0.6 per one share of common stock) which was paid by Nir Ecology. The company also issued, on the same date, 25,000 share of Common Stock to Mr. Alon Carmel, one of the major shareholders of the Company for the sum of $15,000 ($0.6 per one share of common stock), which was paid by Alon Carmel.

On December 28, 2010, the Company entered into an Agreement with a private individual residing in Israel, or a company under this control. Pursuant to the Agreement, the Investor shall invest a minimum of $100,000 and up to an aggregate of $400,000, at a purchase price of $0.80 per share. The private placement shall take place in four tranches, provided an amount beyond the Minimum is financed. The initial tranche of $50,000 was made by the Investor on January 3, 2011. The second tranche in the sum of $50,000 was made on February 5, 2011 and the third tranche of the sum of $50,000 was made on March 10, 2011. Additional tranche may take place on April 30, 2011. For each share of Common Stock purchased, the Investor shall receive a warrant having an exercise price of $0.80, exercisable for a period of two years from the date of issuance.

On August 24, 2010, the Company closed a private placement of 335,108 shares of common stock and warrants to purchase 335,108 shares of common stock with 11 investors (the “Investors”), who were existing shareholders of the Company, for aggregate gross proceeds of $201,066 pursuant to a Securities Purchase Agreement and Warrant Agreement. Each unit of the offering was offered at a purchase price of $0.60 per Unit, and consisted of one share of common stock and one warrant, exercisable at $0.90 for a period of two years.

On May 16, 2010, the Company issued convertible bonds in the amount US$79,808 to one of its Stockholders, or its registered assigns, which can be converted until May 15, 2011 for common shares of the corporation, at the price of US$1.35 per share. The loan bears interest of 8% per annum. In addition, on May 16, 2010, the Company issued a detachable warrant to purchase 59,117 shares of common stock of the corporation to the same Shareholder, at a purchase price of US$1.35 per share to be exercised until November 15, 2011.

On May 13, 2010, the Company issued convertible bonds in the amount US$20,000 to one of its Stockholders, or its registered assigns, which can be converted until May 13, 2011 for common shares of the corporation, at the price of US$1.35 per share. The loan bears interest of 8% per annum. In addition, on May 13, 2010, the Company issued a detachable warrant to purchase 14,815 shares of common stock of the corporation to the same Shareholder, at a purchase price of US$1.35 per share to be exercised until November 13, 2011.

On April 29, 2010, the Company issued convertible bonds in the amount US$60,000 to one of its Stockholders, or its registered assigns, which can be converted until April 30, 2011 for common shares of the corporation, at the price of US$1.35 per share. The loan bears interest of 8% per annum. In addition, on April 29, 2010, the Company issued a detachable warrant to purchase 44,444 shares of common stock of the corporation to the same Shareholder, at a purchase price of US$1.35 per share to be exercised until October 30, 2011.

All proceeds received were utilized for working capital purposes.

No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Pimi or executive officers of Pimi, and transfer was restricted by Pimi in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations regarding the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Please see page i of this Annual Report for “Information Regarding Forward Looking Statements” appearing throughout this Annual Report.

Introduction

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, "Risk Factors"). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Company History

Pimi Israel was established in 2004 with a vision towards developing environmentally friendly alternative solutions to current chemical treatments of agricultural harvest, such as fruits, vegetables and grains, thereby improving the well-being of consumers, growers and the environment. Pimi Israel has devoted significant research in developing environmentally friendly solutions for pre and post harvest treatments of fruits and vegetables. The company's technology is based on unique, patented formulations of Stabilized Hydrogen Peroxide, combined with a controlled distribution system used to apply it.

On April 27, 2009 we purchased all the issued and outstanding shares of Pimi Israel from Pimi Israel’s shareholders in consideration for 6,313,589 shares of our Common Stock. As a result, Pimi Israel became a wholly-owned subsidiary of the Company.

Overview

The Company focuses on developing cleansers and pesticide environmentally friendly solutions for extending storability and shelf life of vegetables and fruits. As of the date of this report, the Company has developed five products (CitrusGuard™, SpuDefender™ SweetGuard™, OnionGuard™ and StoreGuard™) and has started the commercialization of four products: CitrusGuard™, SpuDefender™, SweetGuard™ and OnionGuard™.

Currently, the Company is focused on solutions related to fresh Citrus Fruits, table potatoes and Sweet Potatoes. Citruses are the biggest fresh fruit consumed world wide. World fresh Citrus market is estimated at above 50 million tons per annum. Potatoes are the second largest crop (after grain) worldwide. According to the food and Agriculture Organization of the United Nation, the total crop of the 20 major producers of Potatoes in 2008 was approximately 259 million metric tons (see: http://faostat.fao.org/site/339/default.aspx). We estimate that Table Potatoes, which our solution is currently aimed for, is 30%-40% of the total world produced potatoes.

Our products are based on Stabilized Hydrogen Peroxide ("STHP"), which has the high ability of cleaning of surface, as well as to improve storage atmosphere, as also to control sprouting. STHP breaks-down after usage into water and oxygen while the stabilizers are washed away. Accordingly, our products are environmental friendly.

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

Recently issued accounting pronouncements

ASC Topic 605 - 25 “Revenue Recognition - Multiple-Element Arrangements”

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for the Company), with early adoption permitted, modify the criteria for recognizing revenue in multiple element arrangements and require companies to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, the amendments eliminate the residual method for allocating arrangement considerations. The Company does not believe that the adoption of the amendments will have any material impact on its consolidated financial statements.

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

As applicable to the Company, the update became effective as of the beginning of the three month interim period ended March 31, 2010, except for the disclosures of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.

The adoption of the new guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASC Topic 718, “Compensation - Stock Compensation”

In April 2010, the FASB issued guidance to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 (fiscal year 2011 for the Company).

The adoption of the new guidance is not expected to have a material impact on the company’s financial position, results of operations or cash flow.

ASC Topic 310, “Receivables”

In July 2010, the FASB issued Accounting Standards Update 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ASU 2010-22). ASU 2010-20 provides guidance to enhance disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Financial instruments that may subject the Company to significant concentrations of credit risk consist principally of trade receivable and account receivables.

For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (these financial statements for the Company). The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (fiscal 2011 for the Company).

Results of Operations for the Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Total Net Sales: Total Net Sales increased $177,495, or 184% to $274,001 in 2010, from $96,506 for 2009. The increase is due to the commencing of sales of our products on small commercial scale in Israel.

R&D Expenses: R&D Expenses for 2010 of $567,115 decreased $196,714, or 26% from the $763,289 in 2009, due to decrease in cost of salaries and professional services ($297,233), balanced by increase in materials and costs related ($100,519).

General and Administrative Expenses: General and administrative expenses decreased by $127,304, or 31% in 2010, to $280,499 from $407,803 in 2009, mostly due to decrease in Professional fees expenses

Loss from Operations: Loss from operations for 2010 of $573,613 was down $501,513 or 47% from the loss from operations in 2009 of $1,075,126, mainly as a result of the increase in sales ($177,495), decrease in R&D expenses ($196,714) and in G&A expenses ($127,304).

Financing Expenses: Total financing expenses in 2010 amounted to $55,425, which were $53,927 higher than our financing expenses of $1,498 in 2009. Theses changes was a result of Convertible Bonds interest ($8,000) and beneficial conversion feature with respect to convertible bonds ($34,340), credit lines usage as well as higher bank expenses and changes in the exchange rates.

Net Loss: Net loss of $629,038 in 2010 was $447,586, or 42% less than the net loss in 2009 of $1,076,624, mainly as a result of increase in sales ($177,495), decrease in R&D expenses ($196,714) and in G&A expenses ($127,304), balanced by increase in Financing expenses ($53,927)

Results of Operations for the Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Total Net Sales: Total Net Sales decreased $8,106 or 8% to $96,506 in 2009, from $104,612 for 2008. These changes in 2009, were derived from smaller sales of our products and technology to pilot storage rooms in order to show efficacy in the UK, Ukraine and Germany.

R&D Expenses: R&D Expenses for 2009 of $763,829 increased $248,675 or 48% from the $515,154 in 2008, due to cost of the pilot storage rooms and costs related to these pilot rooms such as travel expenses.

General and Administrative Expenses: General and administrative expenses increased by $220,771, or 118% in 2009 to $407,803 from

$187,032 in 2008, mostly due to increase in Professional fees expenses

Loss from Operations: Loss from operations for 2009 of $1,075,126 was up $477,552, or 80% from the loss from operations in 2008 of $597,574, mainly as a result of the growth in R&D expenses ($248,675) and in G&A expenses ($220,771).

Financing Expenses: Total financing expenses in 2009, amounted to $1,498, which were $3,922 lower than our financing expenses of $5,420 in 2008. Theses changes was a result of higher activity, higher net interest and bank expenses as well as changes in the exchange rates.

Net Loss: Net loss of $1,076,624 in 2009, was $473,630 or 79% more than the net loss in 2008 of $602,994, mainly as a result of the growth in R&D expenses ($248,675) and in G&A expenses ($220,771).

Liquidity and Capital Resources

As of December 31, 2010, we had liabilities of $699,935 ($386,919 as of December 31, 2009), including $126,275 ($0 as of December 31, 2009) of Convertible Bonds, $375,529 ($224,411 as of December 31, 2009) of third party liabilities, and $198,131 ($162,508 as of December 31, 2009) was due to related parties. The amounts due to related parties are for consulting, services and salaries.

As of December 31, 2010 we used credit lines in the sum of $63,216. As of March 31, 2011 we have unused credit lines in the sum of $17,000, and have $280,000 in cash. Currently our net burn rate is approximately $50,000 per month. Thus, we will need additional sum of approximately $300,000 through December 31, 2011.

Management believes that as a result of anticipated financings which are anticipated to take place in 2011, and with certain revenues to be received from the sale and delivery of its products to clients, there will be sufficient capital to meet operating needs for the year ended December 31, 2011. However, there can be no assurance that we will be able to obtain such financing on terms acceptable to us and at the times required, or at all.

The Company has sustained operating losses and its cash needs extend beyond its current resources. In addition, the Company does not have a reliable consistent source of future funding. These factors create an uncertainty about the Company’s ability to continue as a going concern.

The Company anticipates that it will begin to realize material revenues in the Citrus and Potato season of 2011 (the fourth quarters of 2011), as customers will begin to buy and pay for the Company’s products and technologies. The Company determined that approximately $450,000 of additional funding is necessary to bridge the Company working plan for 2011. Realization of revenues is subject to regulatory approval of the relevant regulator, in each country where we intend to deliver, distribute and sell our products, which we currently do not have, except for the state of Israel, and the U.S for our SpuDefender™.

Net Cash Used in Operating Activities for the years 2010 and 2009

Net cash used in operating activities, generated from continuing operations was $430,887 and $847,772 for the years ended December 31, 2010 and 2009, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities.

Net Cash Used in Investing Activities for the years 2010 and 2009

Net cash used in investing activities was $33,161 and $26,678, for the years ended December 31, 2010 and 2009, respectively, which was used primarily to purchase equipment (such as computers, and office equipment), and funds deposit in respect of employees rights upon retirement.

Net Cash provided by Financing Activities for the years 2010 and 2009

Net cash provided by financing activities was $464,084 and $603,645 for the years ended December 31, 2010 and 2009, respectively, primarily attributable to capital raised.

Net Cash Used in Operating Activities for the years 2009 and 2008

Net cash used in operating activities, generated from continuing operations was $847,772, and $589,632 for the years ended December 31, 2009 and 2008, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities.

Net Cash Used in Investing Activities for the years 2009 and 2008

Net cash used in investing activities was $26,678 and $18,682 for the years ended December 31, 2009 and 2008, respectively, which was used primarily to purchase equipment (such as computers, and office equipment), and funds deposit in respect of employees rights upon retirement.

Net Cash Used in Financing Activities for the years 2009 and 2008

Net cash provided by financing activities was $603,645 and $845,744 for the years ended December 31, 2009 and 2008, respectively, primarily attributable to capital raised in 2009 and 2008.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Contractual Obligations

The Company has no outstanding contractual obligations as of December 31, 2010.

Effect of Recently Issued Accounting Pronouncements

N/A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Consolidated Financial Statements

as of December 31, 2010

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Consolidated Financial Statements

as of December 31, 2010

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Changes in Stockholders’ Deficit	F-4 – F-8
Consolidated Statements of Cash Flows	F-9
Notes to Consolidated Financial Statements	F-10 – F-28

Fahn Kanne & Co.
Head Office
Levinstein Tower
23 Menachem Begin Road
Tel-Aviv 66184, ISRAEL
P.O.B. 36172, 61361

T +972 3 7106666
F +972 3 7106660
www.gtfk.co.il

Report of Independent Registered Public Accounting Firm

To the Stockholders of

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Pimi Agro Cleantech, Inc. (a development stage company) (hereinafter: the "Company") and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2010 and for the cumulative period from January 14, 2004 (date of inception) through December 31, 2010. These financial statements are the responsibility of the Board of Directors and management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pimi Agro Cleantech, Inc. and subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 2010 and for the cumulative period from January 14, 2004 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage as defined in FASB Accounting Standards Codification (ASC) Topic 915, "Development Stage Entities". It has not yet generated sufficient revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. Since inception, the Company has incurred accumulated losses of US$ 3,704,809 and cumulative negative operating cash flow of US$ 3,089,953. These factors among others, as discussed in Note 1 raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FAHN KANNE & CO.

Certified Public Accountants (Isr.)

Tel-Aviv, Israel

April 12, 2011

Certified Public Accountants
Fahn Kanne & Co. is the Israeli member firm of Grant Thornton International Ltd

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	December 31,
	2010	2009
A S S E T S
Current Assets

Accounts receivable	128,695	30,448
Other current assets (Note 3)	54,194	32,472

Total current assets	182,889	62,920

Property and Equipment, Net (Note 4)	36,720	24,810

Funds in Respect of Employee Rights Upon Retirement	61,967	42,548

Total assets	281,576	130,278

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Credit from banking institution	63,216	9,114

Accounts payable:
Trade (Note 5A)	164,729	52,930
Other (Note 5B)	285,609	276,751

Convertible Bonds (Note 7)	126,275	-

Total current liabilities	639,829	338,795

Liability for employee rights upon retirement	60,106	48,124

Total liabilities	699,935	386,919
Commitments (Note 8)

Stockholders’ Deficit (Note 9)

Common stocks of US$ 0.01 par value ("Common stocks"):
30,000,000 shares authorized as of December 31, 2010 and 2009; issued and outstanding 7,160,564 shares and 6,573,110 shares as of December 31, 2010 and 2009, respectively	71,604	65,730

Additional paid in capital	3,284,728	2,795,066

Accumulated other comprehensive loss	(69,882)	(41,666)

Accumulated deficit	(3,704,809)	(3,075,771)

Total stockholders' deficit	(418,359)	(256,641)

Total liabilities and stockholders’ deficit	281,576	130,278

 The accompanying notes are an integral part of the consolidated financial statements.

 PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	US dollars (except share data)
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) through December 31,
	2010	2009(*)	2008(*)	2010(*)

Revenues from sales of products	274,001	96,506	104,612	543,793
Research and development expenses (Note 10)	(567,115)	(763,829)	(515,154)	(2,852,516)
General and administrative expenses (Note 11)	(280,499)	(407,803)	(187,032)	(1,231,822)
Operating loss	(573,613)	(1,075,126)	(597,574)	(3,540,545)
Financing expenses, net	(55,425)	(1,498)	(5,420)	(83,930)
Loss from continuing operation	(629,038)	(1,076,624)	(602,994)	(3,624,475)
Loss from discontinued operation, net	-	-	-	(80,334)
Loss for the period	(629,038)	(1,076,624)	(602,994)	(3,704,809)

Loss per share (basic and diluted) (Note 13)	(0.09)	(0.17)	(0.12)

Weighted average number of shares outstanding (basic and diluted)	6,764,020	6,365,330	5,029,208

(*)    As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*)
	US Dollars (except share data)
	Common stock
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	Total stockholders equity (deficit)
January 14, 2004 (date of inception)	-	-	-	-	-	-	-
120,000 common stock issued for cash of US$ 0.002 per share	120,000	1,200	(932)	-	-	-	268
Balance as of December 31, 2004	120,000	1,200	(932)	-	-	-	268

Loss for the year	-	-	-	-	-	(223,285)	(223,285)
Gain on translation of subsidiary functional currency to the reporting currency	-	-	-	5,989	-	-	5,989
Total comprehensive loss							(217,296)
Receipts on account of shares	-	-	-	-	100,000	-	100,000
Balance as of December 31, 2005	120,000	1,200	(932)	5,989	100,000	(223,285)	(117,028)

Loss for the year	-	-	-	-	-	(831,415)	(831,415)
Loss on translation of subsidiary functional currency to the reporting currency	-	-	-	(12,748)	-	-	(12,748)
Total comprehensive loss							(844,163)

Issuance of 25,200 common stock for cash of US$ 7.50 per share on January 2, 2006	25,200	252	188,748	-	(100,000)	-	89,000
Issuance of 24,000 common stock for cash of US$ 7.56 per share on July 19, 2006	24,000	240	181,293	-	-	-	181,533
Issuance of 72,000 common stock for cash of US$ 7.53 per share on December 28, 2006	72,000	720	541,600	-	-	-	542,320
Issuance of 1,688 common stock for cash of US$ 8.33 per share on December 28, 2006	1,688	17	14,043	-	-	-	14,060
Receipts on account of shares	-	-	-	-	33,644	-	33,644
Balance as of December 31, 2006	242,888	2,429	924,752	(6,759)	33,644	(1,054,700)	(100,634)

(*)    As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying capital notes are an integral part of the consolidated financial statements.

 PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	Total stockholders equity (deficit)

Loss for the year	-	-	-	-	-	(341,453)	(341,453)

Loss on translation of subsidiary functional currency to the reporting currency	-	-	-	(23,206)	-	-	(23,206)

Total comprehensive loss							(364,659)

Issuance of 8,708 common stock for cash of US$ 2.37 per share, 30,006 common stock for cash of US$ 3.28 per share, 7,754 common stock for cash of US$ 0.0025 per share and 591 common stock for cash of US$ 3.45 per share in April 2007	47,059	471	119,375	-	(33,644)	-	86,202
Issuance of 6,937 common stock for cash of US$ 4.10 per share in June 2007	6,937	69	28,339	-	-	-	28,408
Issuance of 747,390 common stock for cash of US$ 0.078 per share in July 2007	747,390	7,474	51,061	-	-	-	58,535
Issuance of 996,520 common stock for cash of US$ 0.024 per share in August 2007	996,520	9,965	14,007	-	-	-	23,972
Issuance of 996,520 common stock for cash of US$ 0.024 per share in November 2007	996,520	9,965	15,212	-	-	-	25,177
Issuance of 996,520 common stock for cash of US$ 0.0026 per share in December 2007	996,520	9,965	(7,405)	-	-	-	2,560
Receipts on account of shares	-	-	-	-	100,000	-	100,000

Balance as of December 31, 2007	4,033,834	40,338	1,145,341	(29,965)	100,000	(1,396,153)	(140,439)

(*)    As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

   The accompanying capital notes are an integral part of the consolidated financial statements.

 PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	Total stockholders equity (deficit)

Loss for the year	-	-	-	-	-	(602,994)	(602,994)

Gain on translation of subsidiary functional currency to the reporting currency	-	-	-	109	-	-	109

Total comprehensive loss							(602,885)
Issuance of 716,589 common stock for cash of US$ 0.041 per share in February 2008	716,589	7,166	22,370	-	-	-	29,536
Issuance of 235,334 common stock for cash of US$ 0.72 per share in February 2008	235,334	2,353	166,600	-	(100,000)	-	68,953
Issuance of 291,515 common stock for cash of US$ 0.69 per share in June 2008	291,515	2,915	197,085	-	-	-	200,000
Issuance of 310,382 common stock for cash of US$ 0.71 per share in September 2008	310,382	3,104	216,161	-	-	-	219,265
Issuance of 444,004 common stock for cash of US$ 0.74 per share in November 2008	444,004	4,440	323,548	-	-	-	327,988
Stock based compensation	-	-	43,767	-	-	-	43,767
Balance as of December 31, 2008	6,031,658	60,316	2,114,872	(29,856)	-	(1,999,147)	146,185

(*)    As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

 PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	Total stockholders equity (deficit)
Loss for the year	-	-	-	-	-	(1,076,624)	(1,076,624)

Loss on translation of subsidiary functional currency to the reporting currency	-	-	-	(11,810)	-	-	(11,810)

Total comprehensive loss							(1,088,434)
Issuance of 26,399 common stock for cash of US$ 1.33 per share in January 2009	26,399	264	34,721	-	-	-	34,985
Issuance of 3,373 common stock for cash of US$ 1.33 per share in March 2009	3,373	34	24,966	-	-	-	25,000
Issuance of 201,972 common stock for cash of US$ 0.73 per share in March 2009	201,972	2,020	122,980	-	-	-	125,000
Issuance of 45,328 common stock for cash of US$ 1.32 per share in March 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 4,459 common stock for cash of US$ 1.32 per share in April 2009	4,459	45	5,516	-	-	-	5,561
Issuance of 45,328 common stock for cash of US$ 1.32 per share in June 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 40,000 common stock for cash of US$ 1.35 per share in June 2009	40,000	400	53,600	-	-	-	54,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in August 2009	20,000	200	26,800	-	-	-	27,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in September 2009	20,000	200	26,800	-	-	-	27,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in October 2009	35,000	350	46,900	-	-	-	47,250
Issuance of 45,330 common stock for cash of US$ 1.32 per share in October 2009	45,330	453	59,547	-	-	-	60,000
Issuance of 54,263 common stock for cash of US$ 1.35 per share in November 2009	54,263	542	68,193	-	-	-	68,735
Stock based compensation	-	-	91,077	-	-	-	91,077
Balance as of December 31, 2009	6,573,110	65,730	2,795,066	(41,666)	-	(3,075,771)	(256,641)

(*)    As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

 The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	Total stockholders equity (deficit)
Loss for the year	-	-	-	-	-	(629,038)	(629,038)

Loss on translation of subsidiary functional currency to the reporting currency	-	-	-	(28,216)	-	-	(28,216)

Total comprehensive loss							(657,254)

Issuance of 3,225 common stock for cash of US$ 1.55 per share in February 2010	3,225	32	4,968	-	-	-	5,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in February 2010	35,000	350	46,900	-	-	-	47,250
Issuance of common stock and warrants, net of issuance costs in August 2010 (**)	385,108	3,851	197,215	-	-	-	201,066
Issuance of 134,121 common stock for cash of US$ 0.6 per share in December 2010	134,121	1,341	76,118	-	-	-	77,459
Amounts attributed to detachable warrants issued in connection with convertible bonds (***)	-	-	41,208	-	-	-	41,208
Beneficial conversion feature on convertible bonds (***)	-	-	41,207	-	-	-	41,207
Stock based compensation (****)	30,000	300	82,046	-	-	-	82,346

Balance as of December 31, 2010	7,160,564	71,604	3,284,728	(69,882)	-	(3,704,809)	(418,359)

(*)         As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

(**)       See Note 9G.

(***)     See Note 7.

(****)   Including US$ 24,850 with respect to the issuance of 30,000 common stock to a service provider.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) until December 31,
	2010	2009(*)	2008(*)	2010(*)
Cash flows from operating activities:
Loss for the period	(629,038)	(1,076,624)	(602,994)	(3,704,809)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	7,433	7,510	7,325	30,992
Increase in liability for employee rights upon retirement	8,485	10,204	17,747	54,224
Stock based compensation	82,346	91,077	43,767	217,190
Interest on convertible bonds	42,340	-	-	42,340
Interest on stockholders loans	-	-	-	(2,409)

Changes in assets and liabilities:
Increase in accounts receivable	(91,634)	(16,481)	(4,988)	(120,617)
Decrease (increase) in other current assets	(18,700)	13,929	(19,718)	(147,213)
Increase in accounts payable – trade	103,167	20,997	13,092	151,782
Increase (decrease) in accounts payable – other	64,714	101,616	(43,863)	308,233
Net cash used in operating activities generated from continuing operations	(430,887)	(847,772)	(589,632)	(3,170,287)
Net cash provided in operating activities generated from discontinued operations	-	-	-	80,334
Net cash used in operating activities	(430,887)	(847,772)	(589,632)	(3,089,953)
Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(15,899)	(13,005)	(8,816)	(55,508)
Purchase of property and equipment	(17,262)	(13,673)	(9,866)	(62,651)
Net cash used in investment activities	(33,161)	(26,678)	(18,682)	(118,159)
Cash flows from financing activities:
Credit from banking institution	50,924	9,114	-	60,017
Proceeds from issuance of common stock and warrants	253,316	594,531	845,744	2,551,149
Payment on account of shares	-	-	-	233,644
Proceeds from issuance of convertible bonds and warrants, net	159,808	-	-	159,808
Proceeds from loans from stockholders	-	-	-	194,083
Net cash provided by financing activities	464,048	603,645	845,744	3,198,701
Effect of exchange rate changes on cash and cash equivalents	-	(6,605)	4,925	9,411
Increase (decrease) in cash and cash equivalents	-	(277,410)	242,355	-
Cash and cash equivalents at beginning of the period	-	277,410	35,055	-
Cash and cash equivalents at end of the period	-	-	277,410	-

(*)    As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

Supplementary information on financing activities not involving cash flows:

During December 2010, the Company issued 134,121 shares of common stock to its stockholders in respect of accounts payable in an amount of US$ 77,459.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1       -       GENERAL

A.      Pimi Agro Cleantech, Inc. (the "Company") was incorporated on April 1, 2009, under the laws of the State of Delaware. On April 27, 2009, the Company acquired from its stockholders all of the issued and outstanding shares of Pimi Agro Cleantech Ltd. (hereinafter: "Pimi Israel"), including preferred and ordinary shares. As a consideration for the transaction, the Company issued its stockholders an equal number of its common stock (6,313,589 shares). As a result of the acquisition, Pimi Israel became a wholly-owned subsidiary of the Company. The transaction involves companies under common control, and accordingly, the acquisition has been accounted for at historical cost in a manner similar to a pooling of interests. On this basis, the stockholders’ equity has been retroactively restated to reflect the equivalent number of shares of common stock of the Company issued for the acquisition of Pimi Israel as if such shares were issued at the dates they were issued by Pimi Israel to its stockholders on the basis of 1 common stock for each 1 preferred share or 1 ordinary share of Pimi Israel. The historical financial statements prior to April 27, 2009 were retroactively restated to reflect the activities of Pimi Israel.

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

B.      On October 22, 2010 the Company received approval from the United States Environmental Protection Agency for its Spudefender™ product. The product is now an approved registered product which can be used in the United States as a post-harvest sprout suppressor for stored potatoes.

C.     Going concern uncertainty

Since its incorporation (April 1, 2009), the Company does not have any operations other than those carried out by Pimi Israel. The development and commercialization of Pimi Israel's product will require substantial expenditures. Pimi Israel has not yet generated sufficient revenues from its operations to fund its activities, and is therefore dependent upon external sources for financing its operations. There can be no assurance that Pimi Israel will succeed in obtaining the necessary financing to continue its operations. Since inception, Pimi Israel has incurred accumulated losses of US$ 3,704,809 and cumulative negative operating cash flow of US$ 3,089,953.

Continuation of the Company's current operations after utilizing its current reserves is dependent upon the generation of additional financial resources either through fund raising or by generating revenues from its products. The Company focuses its solutions towards vegetables and fruits which are considered the largest in terms of worldwide consumption. Among other things, the Company tries to cooperate with major fruit packing houses in Israel and abroad.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1       -       GENERAL (cont.)

C.     Going concern uncertainty (cont.)

In addition the Company is exploring several options to raise funds. Among other things, in order to improve its liquidity the Company, issued certain service providers (including related parties) common stock as payment for accounts payables for services received, and subsequent to balance sheet date the Company entered into several agreements to issue common stock and warrants. (See Note 15.)

These factors raise substantial doubt about Pimi Israel and the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D.      Risk factors

The Company and Pimi Israel (the "Group") have a limited operating history and faces a number of risks, including uncertainties regarding finalization of the development process, demand and market acceptance of the Group's products, the effects of technological changes, competition and the development of other new products. Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group's future results.

In addition, the Group expects to continue incurring significant operating costs and losses in connection with the development of its products and increased marketing efforts.

As mentioned above, the Group has not yet generated significant revenues from its operations to fund its activities, and therefore the continuance of its activities as a going concern depends on the receipt of additional funding from its stockholders and investors.

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

NOTE 2       -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

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

Gains or losses resulting from translation adjustments are reflected in stockholders' deficit, under “accumulated other comprehensive income (loss)”.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2       -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

A.      Functional currency and translation to the reporting currency (cont.)

Balances denominated in, or linked to foreign currency are stated on the basis of the exchange rates prevailing at the balance sheet date. For foreign currency transactions included in the statements of operations, the exchange rates applicable on the relevant transaction dates are used. Transaction gains or losses arising from changes in the exchange rates used in the translation of such balances are carried to financing income or expenses.

	Year ended December 31,
	2010	2009	2008
Official exchange rate of NIS 1	0.282	0.265	0.263

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

E.      Impairment of long-lived assets

The Group's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Group has not recorded any impairment losses in the reported periods.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2       -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Severance expenses for the years ended December 31, 2010, 2009 and 2008, amounted to US$ 8,485, US$ 10,204 and US$ 17,747, respectively.

H.     Revenue recognition

Revenues are recognized when delivery has occurred and there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivables is reasonably assured and no further obligations exist.

Revenues from sales of products are recognized when title and risk and rewards for the products are transferred to the customer.

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

As of December 31, 2010, the Company has not accrued any royalties, since no revenues were recognized in respect of the funded projects.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2       -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

K.     Loss per share

Basic loss per share is computed by dividing loss by the weighted average number of shares outstanding during the year.

In computing diluted loss per share, basic losses per share are adjusted to reflect the potential dilution that could occur upon the exercise of options issued or granted using the treasury stock method and upon the conversion of convertible bonds using the if-converted method. The effect of such exercise or conversion is considered dilutive.

L.     Stock-based compensation

Stock based compensation to employees is recognized in the statement of operations as an operating expense, based on the fair value of the award on the date of grant. The fair value of stock-based compensation is estimated using the Black Scholes option-pricing model. The Group has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method, over the requisite service period.

Stock based payments awarded to consultants (non-employees) are accounted for in accordance with ASC Topic 505-50, "Equity-Based Payments to Non-Employees".

M.     Fair value of financial instruments

ASC Topic 825-10 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of accounts receivable, other receivables, credit from banking institution, accounts payable and other payables, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

N.     Beneficial conversion feature on convertible bonds

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

The beneficial conversion feature has been calculated by allocating the proceeds received in financing transactions to the convertible instrument and to any detachable warrants included in the transaction based and by measuring the intrinsic value of the convertible instrument based on the effective conversion price as a result of the allocated proceeds.

The amount of the beneficial conversion feature with respect to convertible bonds was recorded as a discount on the convertible bonds with a corresponding amount credited directly to equity as additional paid-in capital. After the initial recognition, the discount on the convertible bonds is amortized as interest expenses over the term of the bonds.

O.     Comprehensive income (loss)

Comprehensive income (loss), presented in stockholders' equity (deficit), includes, in addition to loss, gains and losses from the translation of the results of foreign subsidiary to the reporting currency.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

P.      Fair value measurements

The Company applies ASC Topic 820-10 (formerly SFAS 157, “Fair Value Measurements”) which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and requires disclosures for fair value measurements.

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

As of December 31, 2010, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Q.      Recently issued accounting pronouncements

1.      ASC Topic 605 - 25 “Revenue Recognition - Multiple-Element Arrangements”

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for the Company), with early adoption permitted, modify the criteria for recognizing revenue in multiple element arrangements and require companies to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, the amendments eliminate the residual method for allocating arrangement considerations. The Company does not believe that the adoption of the amendments will have any material impact on its consolidated financial statements.

2.      ASC Topic 820, “Fair Value Measurements and Disclosures”

In January 2010, the FASB updated the “Fair Value Measurements Disclosures” accounting standard. This update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). The update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.

As applicable to the Company, the update became effective as of the beginning of the three month interim period ended March 31, 2010, except for the disclosures of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.

The adoption of the new guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

3.      ASC Topic 718, “Compensation - Stock Compensation”

In April 2010, the FASB issued guidance to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 (fiscal year 2011 for the Company).

The adoption of the new guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2       -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Q.      Recently issued accounting pronouncements (cont.)

4.      ASC Topic 310, “Receivables”

In July 2010, the FASB issued Accounting Standards Update 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ASU 2010-22). ASU 2010-20 provides guidance to enhance disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Financial instruments that may subject the Company to significant concentrations of credit risk consist principally of trade receivable and account receivables.

For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (these financial statements for the Company). The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (fiscal 2011 for the Company).

NOTE 3       -       OTHER CURRENT ASSETS

	US dollars
	December 31,
	2010	2009

Prepaid expenses	26,755	11,751
Government of Israel	17,335	9,514
Others (*)	10,104	11,207
	54,194	32,472

(*) Related parties	4,236	6,677

NOTE 4       -       PROPERTY AND EQUIPMENT, NET

	US dollars
	December 31,
	2010	2009

Computers	21,924	21,924
Furniture and office equipment	43,900	26,638
	65,824	48,562
Less – accumulated depreciation	(29,104)	(23,752)
	36,720	24,810

In the years ended December 31, 2010, 2009 and 2008, depreciation was US$ 7,433, US$ 7,510, and US$ 7,325, respectively, and additional equipment was purchased in an amount of US$ 17,262, US$ 13,673 and US$ 9,866, respectively.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 5       -       ACCOUNTS PAYABLE

A.   Trade

	US dollars
	December 31,
	2010	2009

Open accounts	123,658	50,623
Checks payable	41,071	2,307
	164,729	52,930

B.   Other

	US dollars
	December 31,
	2010	2009

Employees and related institutions	51,458	43,814
Accrued expenses	234,151	232,937
	285,609(*)	276,751(*)

(*) Related parties	175,566	131,603

NOTE 6       -       LINE OF CREDIT

As of December 31, 2010, the Company has an unutilized credit line of approximately US$ 16,906, with an Israeli Bank.

NOTE 7       -       CONVERTIBLE BONDS

A.      On April 29, 2010, the Company issued convertible bonds in the amount US$60,000 to one of its Stockholders, or its registered assigns, which can be converted until April 30, 2011 for common shares of the corporation, at the price of US$1.35 per share. The loan bears interest of 8% per annum. In addition, on April 29, 2010, the Company issued a detachable warrant to purchase 44,444 shares of common stock of the corporation to the same Shareholder, at a purchase price of US$1.35 per share to be exercised until October 30, 2011.

B.      On May 13, 2010, the Company issued convertible bonds in the amount US$20,000 to one of its Stockholders, or its registered assigns, which can be converted until May 13, 2011 for common shares of the corporation, at the price of US$1.35 per share. The loan bears interest of 8% per annum. In addition, on May 13, 2010, the Company issued a detachable warrant to purchase 14,815 shares of common stock of the corporation to the same Shareholder, at a purchase price of US$1.35 per share to be exercised until November 13, 2011.

C.      On May 16, 2010, the Company issued convertible bonds in the amount US$79,808 to one of its Stockholders, or its registered assigns, which can be converted until May 15, 2011 for common shares of the corporation, at the price of US$1.35 per share. The loan bears interest of 8% per annum. In addition, on May 16, 2010, the Company issued a detachable warrant to purchase 59,117 shares of common stock of the corporation to the same Shareholder, at a purchase price of US$1.35 per share to be exercised until November 15, 2011.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 7       -       CONVERTIBLE BONDS (cont.)

D.      As a result of the above issuances, the Company recorded a total amount of US$ 41,208 in respect of the warrants and a total amount of US$ 41,207 as beneficial conversion feature in respect of the convertible bonds, as a credit to stockholders' equity (additional paid in capital).

The fair value of the Warrants was determined using the Black-Scholes pricing model, assuming a risk free rate of 3%, a volatility factor of 50.00%, dividend yields of 0% and an expected life of 1.5 years.

NOTE 8       -       COMMITMENTS

A.      Pimi Israel is committed to pay royalties to the OCS on the proceeds from sales of systems resulting from research and development projects in which the OCS participates by way of grants. In the first 3 years of sales the Company shall pay 3% out of the sales of the product which was developed under the research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% up to 100% of the amount of grants received plus interest at LIBOR. Pimi Israel is entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the OCS. As of December 31, 2010, the contingent liabilities with respect to grants received from the OCS, subject to repayment under these royalty agreements on future sales is NIS 484,429 (US$ 121,753), not including interest.

B.      The Company and its subsidiary currently lease office space at Kibbutz Alonim. The Company paid monthly rent of NIS 2,500 (US$ 638) plus VAT per month during the years 2010 and 2009. The Company currently pays monthly rent of NIS 3,000 (US$ 845) plus VAT per month pursuant to a 12 month lease starting on January 1, 2011 and terminating on December 31, 2011.

C.      On January 9, 2008, Pimi Israel signed a Consulting Agreement with the Center for Potato Research in a Warm Climate Ltd. (the "Center") which is controlled by Pimi Israel members of the Advisory board. Under the Agreement, Pimi Israel is obligated to pay a consulting fee in an amount of NIS 10,000 (US$2,818) a month plus VAT to the Center. Following a capital raise by Pimi Israel, the monthly consultancy fee was updated to NIS 12,000 (US$3,381) a month. The consultancy period is for three years commencing January 1, 2008 and may be extended with the approval of both sides. On August 2010 Pimi Israel agreed with the Centre to reduce its monthly fee to NIS 6,000 (US$1,690).

D.      Joint venture Agreement with Vegiesafe LLC

In January 2009, Pimi Israel entered in a Joint Venture Agreement ("JV") with Vegiesafe LLC ("Vegiesafe") a Limited Liability Company registered in the USA, and part of a group of companies engaged in consulting to mass-market retailers and major supermarket chains in North America.

The JV will market, sell and distribute Pimi Israel's product and technology throughout the USA on an exclusive basis, and throughout Canada and Mexico on a non-exclusive basis. Vegiesafe shall seek retailers and/or major distributors in the USA, who will recommend to its producer and/or suppliers to produce and supply the Isopropyl (N-3 – Chlorophenyl) carbamate (CIPC) free potatoes or CIPC free potato products. The exclusivity of the JV will be subject to fulfillment of certain trigger event and milestones of annual sales. Pimi Israel shall have 70% of the rights in the JV and will nominate two of its directors, and Vegiesafe will have 30% of the rights and will nominate one director. In May 2009 Pimi Israel and Vegiesafe mutually agreed that a trigger event as defined in the agreement, has occurred, thereby obligating, the continuation of the Joint Venture. Accordingly, Vegiesafe’s exclusivity is subject to the following milestones: Entering a CIPC free branding program with two retailers or distributors prior to September 2010; the treatment of 150,000 tons of potatoes in the season of 2011 (September 2011); the treatment of 350,000 tons of potatoes in the season of 2012 (September 2012).

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8       -       COMMITMENTS (cont.)

D.      Joint venture Agreement with Vegiesafe LLC (cont.)

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

On August 9, 2010 Pimi Israel signed with Vegiesafe an Addendum to the Agreement dated January 20, 2009, under which Pimi Israel agreed to expand the activities of the JV in the USA to Sweet Potatoes, Yams, Onions, Cabbage and Mushrooms. In addition, Pimi Israel has agreed to expand the activities of JV in the USA to citrus fruits, provided Vegiesafe will bear all the costs and expenses related to this activity.

As of December 31, 2010, the activities of the JV have not been material.

NOTE 9       -       SHARE CAPITAL

A.      Description of the rights attached to the Shares in the Company

Each share of common stock entitles the holder to one vote, either in person or by proxy, at meetings of stockholders. The holders are not permitted to vote their shares cumulatively. Accordingly, the stockholders of the Company's common stock who hold, in the aggregate, more than fifty percent of the total voting rights can elect all of the directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of common stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

B.      Stock-option plans

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

Upon the adoption of the 2009 Share Incentive Plan, all options granted under the Pimi Israel Plan were replaced by options subject to the 2009 Share Incentive Plan on a 1 for 1 basis (561,191 options were replaced). In addition, during 2009 (following the acquisition of Pimi Israel by the Company), the Company issued 31,176 additional options (with a vesting period of 8 quarters), of which 11,690 options were forfeited during 2010.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9       -       SHARE CAPITAL (cont.)

B.      Stock-option plans (cont.)

Until the date of Pimi Israel's acquisition by the Company, 436,482 options out of the Pimi Israel plan have been granted to employees and 124,709 options to non-employees. As stated above, all such options were replaced to options of the Company and are subject to the 2009 Share Incentive Plan. (See also D. and E. below regarding stock-based compensation to non-employees).

The non-cash compensation relating to options granted to employees and directors was US$ 24,194 and US$ 53,956 during the years ended December 31, 2010 and 2009, respectively (of which US$ 17,467 and US$ 40,195 was charged to research and development expenses, respectively and US$ 6,727 and US$ 13,761 was charged to general and administrative expenses, respectively).

The remaining amount of approximately US$ 6,113 will be charged to the statements of operations in future periods over the vesting period (7 quarters).

The fair value of options granted under the plan was estimated at the date of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

Dividend yield (%)	0
Expected volatility (%) (*)	50
Risk free interest rate (%) (**)	3
Expected term of options (years) (***)	5-7
Exercise price (US dollars)	US$0.01/0.72/1.37
Share price (US dollars)	US$0.2/0.72/1.37
Fair value (US dollars)	US$0.19-0.7

(*)        Due to the fact that until September 2009 the Company was a nonpublic entity, the expected volatility was based on the historic volatility of public companies which operate in the same industry sector (agricultural chemical industry).

(**)      The risk free interest rate represents the risk free rate of US$ zero – coupon US Government Bonds.

(***)    Due to the fact that the Company does not have sufficient historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

      The following table presents a summary of the status of the grants to employees and directors as of December 31, 2010 and 2009:

	Number	Weighted average exercise price
Year ended December 31,	2 0 1 0

Balance outstanding at beginning of year	467,658	0.29
Granted	-	-
Exercised	-	-
Forfeited	(11,690)	1.37
Balance outstanding at end of the year	455,968	0.26

Balance exercisable at the end of the year	346,846	0.28

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9       -       SHARE CAPITAL (cont.)

B.      Stock-option plans (cont.)

	Number	Weighted average exercise price
Year ended December 31,	2 0 0 9
Balance outstanding at beginning of year	436,482	0.21
Granted	31,176	1.37
Exercised	-	-
Forfeited	-	-
Balance outstanding at end of the year	467,658	0.29

Balance exercisable at the end of the year	206,547	0.20

The aggregate intrinsic value of the balances outstanding and exercisable as of December 31, 2010 and 2009 is US$ 137,959 and US$ 238,348, respectively. These amounts represent the total intrinsic value, based on the Company's stock price of US$ 0.6 and US$ 1.35 as of December 31, 2010 and 2009, respectively, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Range of exercise prices	Outstanding at December 31,	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31,	Weighted average exercise price
US$	2010	years		2010
0.01	311,773	6.92	0.01	233,829	0.01
0.72	124,709	7.86	0.72	93,531	0.72
1.37	19,486	8.5	1.37	19,486	1.37
	455,968			346,846

Range of exercise prices	Outstanding at December 31,	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31,	Weighted average exercise price
US$	2009	years		2009
0.01	311,773	7.91	0.01	155,886	0.01
0.72	124,709	8.92	0.72	46,764	0.72
1.37	31,176	9.5	1.37	3,897	1.37
	467,658			206,547

C.      Investor's Options of Pimi Israel

1.      Exercise of Existing Option in Pimi Israel

During 2008, Pimi Israel issued 239,193 options with an exercise price of US$ 0.695 per option to several investors, exercisable until June 2009 and issued 769,526 options with an average exercise price of US$ 0.695 per option to several other investors, exercisable until the end of February 2009.

During the months of January and February 2009, 201,972 options exercisable until February 2009 were exercised into 201,972 Pimi Israel common shares for a total amount of US$145,000 at an average price of US$0.721 per share (the original exercise price was denominated in NIS). All such shares were replaced during the acquisition of Pimi Israel by the Company with shares of the Company and the remaining 567,554 options exercisable until February 2009 expired. The 239,193 options exercisable until June 2009 were replaced with 239,193 options exercisable into shares of the Company at the same exercise price and contractual life. Until June 30, 2009, the options were not exercised and therefore expired.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9       -       SHARE CAPITAL (cont.)

C.      Investor's Options of Pimi Israel (cont.)

2.      On January 20, 2009 an investment agreement was entered into between Pimi Israel and Earthbound LLC a Limited Liability Company registered in Delaware ("EB"). It was agreed that EB will invest the total sum of US$300,000. The investment was paid to Pimi Israel in tranches as follows: first tranche of US$60,000 was paid on March 15, 2009. The second tranche of US$60,000 was paid on June 15, 2009. The balance of US$180,000 was to be paid in two installments as follows: US$90,000 on September 15, 2009 and US$90,000 on January 15, 2010. On October 19, 2009, EB paid only US$60,000 of the first installment and are not expected to transfer the remaining US$120,000 (US$30,000 of the first installment and the entire second installment of US$90,000). Accordingly they received the proportionate amount of allocated shares pro rata from the first installment. EB has received the allocated shares pro rata to the investments based on the amount actually paid. On August 24, 2010, EB invested an additional US$30,000 under the Private Placement mentioned in Note 9G and received 50,000 shares of common stock.

As of December 31, 2010, EB has invested a total sum of US$210,000 and received 185,986 shares of common stock of the Company. As of December 31, 2010, EB is not expected to pay any amounts under the agreement described above.

In addition, on May 3, 2009, the Company issued to EB a warrant for the purchase of 145,985 shares of common stock at the price of US$1.37 per share to be exercised until June 15, 2009. On June 7, 2009, this date was extended to July 31, 2009 and was again extended to August 30, 2009. The options were not exercised and therefore expired.

3.       See Note 7 with respect to convertible bonds and warrants issued during the reporting period.

D.      In December 2008, a member of the Advisory Board received options under the Plan as part of the compensation for his consulting services. Pimi Israel has granted the consultant a total sum of 31,176 options to be vested over a period of 8 quarters, each quarter 3,897 shares, provided the advisor will provide Pimi Israel consulting services for a period of 2 years. The exercise price of each option shall be US$0.72 per share.

The non-cash compensation relating to options granted to the consultant was US$ 12,870 and US$ 14,595 during the years ended December 31, 2010 and 2009 respectively.

E.      In December 2008, a member of the Advisory Board received options under the Plan as part of the compensation for his consulting services. Pimi Israel has granted the consultant a total sum of 93,532 options to be vested over a period of 16 quarters, each quarter 5,846 options for shares, provided the advisor will provide Pimi Israel consulting services for a period of 4 years. The exercise price of each option shall be US$0.72 per share.

The non-cash compensation relating to options granted to consultants was US$ 20,432 and US$ 21,422 during the years ended December 31, 2010 and 2009 respectively.

As of December 31, 2010, the fair value of the options that are subject to future consulting services is US$ 39,161. This amount will be charged to operations in future periods over the vesting period (8 quarters).

F.      On March 31, 2010, the Company issued 30,000 shares of its common stock to Lampost Capital LLC in consideration for the financial advisory services that will be rendered to the Company commencing March 1, 2010 and until December 31, 2010.

The advisor will be entitled to a transaction finder's fee of certain percentage (up to 5%) of the proceeds of a transaction (as defined in the agreement) with a third party introduced to the Company by the advisor.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9       -       SHARE CAPITAL (cont.)

F.      (cont.)

In addition, the advisor will be entitled to a financing fee in the event that the advisor will effect, introduce or participate in a financing transaction of a debt or equity. In which case, the fee shall be mutually determined between the Company and the advisor at the time of such financing.

During fiscal year 2010, there were no transactions that entitled the advisors to additional fees.

G.      On August 24, 2010, the Company closed a private placement of 335,108 shares of common stock and warrants to purchase 335,108 shares of common stock to 11 investors, all of whom are existing stockholders of the Company, for aggregate proceeds of US$201,066 pursuant to a Securities Purchase Agreement and Warrant Agreement. Each unit of the Offering was offered at a purchase price of US$0.60 per Unit, and consisted of one share of common stock and one warrant, exercisable at US$0.90 for a period of two years. In addition, the Company issued 50,000 shares to the service providers who dealt with these transactions.

H.      On December 30, 2010, the Company issued 70,000 shares of common stock to Ashdor Assets Managements and Trusts Ltd. (a trust company under the control of Mr. Eitan Shmueli), who holds the shares in trust for four attorneys in Sadot & Co Law offices among them Advocate Eitan Shmueli (who purchased 50,771 shares), as a payment of accounts payable in an amount of US$42,000 (US$0.6 per one share of common stock) for services received by the Company in past periods.

I.       On December 30, 2010, the Company issued 34,013 shares of common stock to Nir Ecology Ltd, one of its major stockholders as a payment of accounts payable in an amount of US$20,408 (US$0.6 per one share of common stock) for services received by the Company during 2010.

J.      On December 30, 2010, the Company issued 25,000 shares of common stock to Mr. Carmel, as a payment of accounts payable in an amount of US$15,000 (US$0.6 per one share of common stock) for services received by the Company in past periods.

K.      See Note 15.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10     -      RESEARCH AND DEVELOPMENT EXPENSES

	US dollars
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) until December 31,
	2010	2009	2008	2010

Salaries and related expenses	252,170	369,028	210,037	1,316,870
Professional fees	69,208	183,197	104,104	510,872
Materials	158,990	55,499	84,762	439,502
Depreciation	5,646	6,910	6,739	27,087
Travel expenses	7,165	73,551	52,959	198,416
Vehicle maintenance	43,368	39,946	55,424	304,320
Office maintenance and other	30,568	35,698	31,634	177,202
	567,115	763,829	545,659	2,974,269

Less: Grants from the OCS (*)	-	-	(30,505)	(121,753)
	567,115	763,829	515,154	2,852,516

(*) See Note 8A.

NOTE 11     -      GENERAL AND ADMINISTRATIVE EXPENSES

	US dollars
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) until December 31,
	2010	2009	2008	2010

Salaries and related expenses	33,921	53,779	93,378	409,868
Professional fees	236,218	350,216	81,230	516,007
Depreciation	1,787	601	586	3,906
Office maintenance and other	8,573	3,207	11,838	302,041
	280,499	407,803	187,032	1,231,822

NOTE 12      -      INCOME TAX

A.      Measurement of results for tax purposes under the Israeli Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustment Law”)

Until December 31, 2007, Pimi Israel reported for tax purposes in accordance with the provisions of the Inflationary Adjustments Law, whereby taxable income is measured in NIS, adjusted for changes in the Israeli Consumer Price Index.

Results of operations for tax purposes are measured in terms of earnings in NIS after adjustments for changes in the Israeli Consumer Price Index ("CPI"). Commencing January 1, 2008 this law became void and in its place there are transition provisions, whereby the results of operations for tax purposes are to be measured on a nominal basis.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 12      -      INCOME TAX (cont.)

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

D.      Carryforward tax losses

As at December 31, 2010, Pimi Israel has loss carry forward balances for income tax purposes of US$ 4 million that are available to offset future taxable income, if any.

E.      The following is reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	US dollars
	Year ended December 31,
	2010	2009	2008
Pretax loss	(629,038)	(1,076,624)	(602,994)
Federal tax rate	15%	15%	15%
Income tax computed at the ordinary tax rate	94,356	161,494	90,449
Non-deductible expenses	(1,139)	(1,128)	(1,280)
Stock-based compensation	(14,374)	(23,680)	(11,817)
Tax in respect of differences in corporate tax rates	62,903	118,429	72,359
Losses and timing differences in respect of which no deferred taxes were generated	(141,746)	(255,115)	(149,711)
	-	-	-

F.      Deferred taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Group's future tax assets are as follows:

	US dollars
	Year ended December 31,
	2010	2009	2008
Composition of deferred tax assets:
Provision for employee related obligation	30,022	27,378	28,316
Non-capital loss carry forwards	1,005,347	834,514	534,792
Valuation allowance	(1,035,369)	(861,892)	(563,108)
	-	-	-

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 13     -     LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year.

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the years ended December 31, 2010, 2009 and 2008, are as follows:

	US dollars
	Year ended December 31,
	2010	2009	2008
Net loss used for the computation of loss per share	(629,038)	(1,076,624)	(602,994)

	Number of shares
	Year ended December 31,
	2010	2009	2008
Weighted average number of shares used in the computation of basic and diluted earnings per share	6,764,020	6,365,330	5,029,208

(*) The effect of the inclusion of options and convertible bonds in 2010, 2009 and 2008 is anti-dilutive.

NOTE 14      -      RELATED PARTIES

A.      On July 12, 2004, Nir Ecology Ltd. ("Nir", a shareholder of the Company), and Machteshim Chemical Works Ltd. ("Machteshim") entered into an agreement (the "Assignment Agreement"), under which Machteshim transferred to Pimi Israel, all of its rights in the know-how and/or information relating to the product known as MC-10, which is the previous name of the Pimi Israel's product SpuDefender (the "Product"). In addition, Machteshim transferred to Pimi Israel all the rights in the patents and/or patent requests and/or licenses and/or documents related to the Product. Under the Assignment Agreement, Machteshim undertook to register, at its own expense, all the rights in the patent and/or patent request, relating to the Product, in the countries set out in an appendix to Assignment Agreement. If Machteshim does not register the patents, it was agreed that Machteshim will transfer all the required documents to Nir, or any party on its behalf, and Nir, or any party on its behalf, shall carry out the registration. Under an agreement dated, November 11, 2005 between Nir and Pimi Israel, Nir declared and confirmed that the know-how and patents and patent application and/or licenses relating to the Product which were transferred to Pimi Israel from Machteshim under the Assignment Agreement (the "Intellectual Property") belong exclusively to Pimi Israel except for the right of use of the Intellectual Property for water treatment applications which was granted irrevocably and exclusively on a world-wide basis to Nir or to its controlling stockholders (or any company in which Nir’s controlling stockholders have an interest). Nir undertook to sign all necessary documents for the completion of the assignment of the Intellectual Property to Pimi Israel.

B.      Nir has been engaged in treatment of Pimi Israel's patents and IP during the years 2006-2009 and has incurred expenses related to such services. During 2008, Pimi Israel has agreed to pay to Nir for these services and in reimbursement of the expenses incurred by it a sum of NIS 100,000 (US$ 26,490). Nir is the agent with respect to the region of the State of Israel for raw materials utilized by Pimi Israel in the formulation of its products. During the development stage of its formulation, Pimi Israel imported to Israel the raw materials in order to formulate its products. Under an agreement dated November 11, 2005, Pimi Israel purchased from Nir such raw materials at cost plus a 10% handling commission. Under this agreement, Pimi Israel paid to Nir as handling commission an amount of US$1,461 in the year 2007. During 2010 Nir has given Pimi Israel services related to importation of Hazard Materials for a total sum of NIS 73,000 (US$20,408).

See also Note 9I.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 14      -      RELATED PARTIES (cont.)

C.      Until December 31, 2009, Nir and Pimi Israel shared the same office space in Kibbutz Alonim. Pimi Israel subleased to Nir 10 square meters of office space for US$75 per month.

D.      Mr. Nimrod Ben Yehuda and Mr. Eitan Shmueli (the controlling shareholder of Omdan Consulting and Instructions Ltd. ("Omdan"), one of the stockholders of the Company), have guaranteed to Bank Hapoalim the line of credit to Pimi Israel.

E.      Pimi Israel entered into an Employment Agreement on November 27, 2006 with Mr. Yuval Saly regarding his employment as the CEO of Pimi Israel. On October 29, 2008, Pimi Israel entered into an Addendum to the Employment Agreement under which Mr. Saly is entitled to total compensation of NIS 50,000 (US$14,088) plus VAT per month from the month of October 2008. This consideration is paid against VAT receipts and covers all social benefits, car maintenance and cellular phone expenses of Mr. Saly. Mr. Saly has taken upon himself the payment for the social security, the pension fund and any other social insurance and benefits.

In August 2010, Pimi Israel agreed with Mr. Saly to reduce his employment and therefore decrease the compensation to be paid to him, to NIS 30,000 (US$8,673) per month, until at such time the Company was able to raise additional funds.

In February 2011, Pimi Israel agreed to increase his payment to NIS 40,000 (US$11,564) per month and in March 2011 Pimi Israel agreed with him that he return to a full time job (180 hours per month) and that the compensation shall return to NIS 50,000 (US$14,088) per month.

Pimi Israel paid Mr. Saly the total sum of NIS 418,212 (US$112,121), NIS 655,882 (US$167,317) and NIS 437,400 (US$119,715) in 2010, 2009 and 2008, respectively, as consideration under his employment agreement.

In addition, Mr. Saly is entitled to options under the Plan in the total sum of 311,773 options for 311,773 ordinary shares to be vested over 16 quarters starting in December 2007 with 19,486 shares vesting each quarter. The exercise price per ordinary share is US$0.01.

F.      According to an agreement dated November 13, 2005, as amended on November 16, 2006, and of April 28, 2009, Mr. Ben Yehuda has been appointed as Pimi Israel's CTO. Mr. Ben Yehuda is entitled to a monthly gross salary of NIS 25,000 (US$7,044), plus benefits such as executive insurance, education fund at the rate of 10% (7.5% contribution by us), and disability insurance. Furthermore, Mr. Ben Yehuda is entitled to a credit card for approved expenses, including traveling expenses, a fully paid rental car (including taxes assessed for private use) and a mobile phone which will be fully covered by the Company.

In August 2010, Pimi Israel agreed with Mr. Ben Yehuda that his gross salary will be reduced to NIS 15,000 per month until additional funds can be raised.

In February 2011, Pimi Israel agreed with Mr. Ben Yehuda that his salary will be set again to NIS 25,000 per month.

Pimi Israel paid Mr. Ben Yehuda the total sum of NIS 335,337 (US$89,913), NIS 422,904 (US$107,884) and NIS 430,441 (US$119,900) in 2010, 2009 and 2008, respectively.

G.      Pimi Israel has entered into a Personal Service Agreement in November 2008 with accountant Avi Lifshitz. Mr. Lifshitz and Ad Wise Ltd., a company under the control of Mr. Lifshitz ("Ad Wise"), under which Ad Wise and Mr. Lifshitz are entitled together to a total consideration of NIS 10,000 (US$2,818) plus VAT per month as from October 2008 and starting July 1, 2009 additional NIS 1,667 (US$470) per month. Until the date of which Pimi Israel raises capital from an external investor for a sum exceeding US$1,000,000, Pimi Israel shall pay Mr. Lifshitz and Ad Wise, on behalf of the consideration, a sum of NIS 5,000 (US$1,409) plus VAT, and the balance of the consideration shall accrue to the credit of Mr. Lifshitz and Ad Wise and shall be paid to them after the raising of capital as aforesaid.

Pimi Israel expenses amounted to the total sum of NIS 132,281 (US$ 35,464), NIS 136,284 (US$34,766) and NIS 30,000 (US$7,891) in 2010, 2009 and 2008, respectively.

PIMI AGRO CLEANTECH, INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 14      -      RELATED PARTIES (cont.)

G.      (cont.)

In addition, the CFO is entitled to options under the 2000 Plan under which he will be entitled to 62,355 options for 62,355 Company shares to be vested over 16 quarters as of October 1, 2008, with 3,897 shares vesting each quarter. The exercise price per ordinary share is US$0.72.

H.      Legal Services

Sadot & Co. Law offices in which Mr. Eitan Shmueli (a controlling shareholder of Omdan Consulting and Instructing Ltd. ("Omdan"), one of the Company stockholders), is a partner, has a retainer and other consulting agreements with Pimi Israel. Sadot & Co. Law offices has received fees from Pimi Israel (as legal fees), NIS 95,062 (US$25,486), NIS 428,454 (US$109,299) and NIS 91,142 (US$23,250), respectively and in the years 2010, 2009 and 2008, respectively.

See also Note 9H.

I.      Chairman of the BOD

In August 2010, the Company entered into an oral agreement with Mr. Alon Carmel, who serves as the Company's Chairman of the Board and is one of its major stockholders, pursuant to which Mr. Carmel (or a company under his control) will receive US$3,000 per month in consideration for services rendered as Chairman of the Board.

See also Note 9J.

NOTE 15      -      SUBSEQUENT EVENTS

A.      On December 28, 2010, the Company entered into an Agreement with a private individual residing in Israel or a company under his control (the "Investor"). Pursuant to the Agreement, the Investor shall invest a minimum of US$100,000 and up to an aggregate of US$400,000, at a purchase price of US$0.80 per share. The private placement shall take place in four tranches, provided an amount beyond the minimum is financed. The initial tranche of US$50,000 was made by the Investor on January 3, 2011. The second tranche in the sum of US$50,000 was made on February 5, 2011 and the third tranche of the sum of US$50,000 was made on March 10, 2011. In each such tranche, the Company issued the Investor 40,000 shares. Additional tranche may take place on April 30, 2011. In addition, for each share of common stock purchased, the Investor is entitled to receive warrants having an exercise price of US$0.80, exercisable for a period of two years from the date of issuance.

B.      On January 24, 2011, the Company entered into an Agreement with three private individuals residing in Israel (the “Investors”). Pursuant to the Agreement, the Investors shall invest a minimum of US$50,000 and up to an aggregate of US$500,000, at a purchase price of US$0.80 per share. For each share of common stock purchased, the Investors shall receive a warrant with an exercise price of US$0.80, exercisable until December 31, 2012. The private placement shall take place in five tranches, provided an amount beyond the minimum is financed. The first 3 tranches of US$50,000 each were made by the Investors on January 27, 2011, February 16, 2011 and March 16, 2011 respectively. The remaining tranches shall take place on or prior to April 15, 2011, and May 15, 2011.

C.      On March 2, 2011, the Company entered into subscription agreements with 4 individuals residing in Israel for the total sum of US$100,000 at a purchase price of US$0.80 per share. For each share of common stock purchased, the investor received a warrant with an exercise price of US$0.80, exercisable until March 2, 2013.

=============================

===============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable

ITEM 9A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of December 31, 2010. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position
Alon Carmel	55	Chairman of the Board
Youval Saly	53	Chief Executive Officer
Avi Lifshitz	53	Chief Financial Officer
Nimrod Ben Yehuda*	58	Chief Technology Officer, Director
Doron Shorrer (1)	57	Director

* Aside from Mr. Nimrod Ben Yehuda, there is no other director who is also an officer or employee of the Company.

(1) On January 16, 2011, Mr. Doron Shorrer resigned as a member of the board of directors of the Company.

Alon Carmel

Mr. Alon Carmel is the Chairman of the Board of Directors, and has served as such since September 2008. Alon Carmel co-founded Spark Networks (AMEX:LOV) in 1998, which created and runs such websites as JDate.com, Cupid.co.il, AmericanSingles.com, among others. Prior to co-founding Spark Networks, Mr. Carmel enjoyed a successful career in real estate from 1983 until 1991. Since leaving Spark Networks in 2005, Mr. Carmel has invested in a wide range of early stage start-ups which are mainly internet technologies. He is a graduate of the Technion Institute, Haifa, Israel as practical civil engineering. Mr. Carmel is also member of the board of Spateva LTD, InterLogic LTD, Pipl Search LTD, My League LTD Alefo Interactive Ltd., Audiogate Technologies LTD, Clicknlink.com Inc, Jlove LLC and Rodeo Consulting LLC.

Youval Saly

Mr. Youval Saly is our Chief Executive Officer, and joined the Company in November 2007. In 2007, prior to joining the company he was the CEO of High-Tech Lipids LTD a Biotech Company. From 2005 to 2007 Mr. Saly was the founder and served as CEO of Aqua Solutions Ltd which developed detergent-free industrial laundry systems. From 2002 until 2005 Mr. Saly served as the marketing and sales manager in Europe at Galam Ltd. a company which is an Israeli market leader in the manufacture of Fructose, Glucose and Starch. From 2001 until 2002 Mr. Saly was the vice president of marketing and sales of Spandex Israel Ltd- a textile company. Previously Mr. Saly served as the marketing and sales manager of Haifa chemicals Ltd from 1997-2001, and was the Chief Technologist of “Pri Hagalill”- the biggest fruit and vegetable processor in Israel, from 1992 until 1997. From 1987 until 1992 Mr. Saly was a head technologist in "Alkol" and from 1985-1987 served as a technologist in "Pri Haemek". Youval Saly earned a B.Sc. in Biotechnology and Food Engineering from Technion Institute, Haifa, Israel.

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

Nimrod Ben-Yehuda

Mr. Nimrod Ben-Yehuda is our Chief Technology Officer responsible for developing the Company’s technology, and also serves as a member of our Board of Directors. During the past 18 years, Mr. Ben-Yehuda has been a leading entrepreneur in the field of environment friendly solutions using STHP in many applications. He is the Co-Founder of Pimi and was the inventor of its IP and products. From 1986-1989 served as Joint CEO of NitroJet LTD, from 1989 until 2003 served as CEO of Nir Ecology LTD which develops ecological solutions for veterinary, food industries and hospitals and from 1993 until 2003 serves as joint CEO and CTO of Swissteril Water Purifications Ltd, which developed a protocol for purification of water. Since 2003 until today he serves as CTO of Pimi Israel.

Doron Shorrer

Mr. Doron Shorrer was a member of our Board of Directors. Until January 2011 Mr. Shorrer is also currently Chairman and CEO of Shorrer International Ltd. (Investment and financial consulting) in which he has been serving in such capacities since 1998, he is a member of the board of Goldbond Ltd (traded on Tel-Aviv Stock Exchange), Bank Massad Ltd (banking) and B. Yair Ltd (traded on Tel-Aviv Stock Exchange) Since 2009 and is a member of the board of AIG and Omer Insurance Companies in Israel since 2006, 2008 respectively. From 2005-2007 Mr. Shorrer was Chairman of Lito Group (industrial). From 2003 until 2006 Mr. Shorrer was the Chairman of Pluristem Life System, Inc. (bio-technology) (traded on Nasdaq), and he still serves as member of the board of this company. From 2004 -2005 Mr. Shorrer served as the Deputy Chairman of Milomor (construction), and from 2002-2004 Mr. Shorrer served as Chairman of the Israeli Phoenix Insurance Company. Mr. Shorrer has a BA in Economics and Accounting and an MA in Business Administration from the Hebrew University of Jerusalem; He is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended December 31, 2010 and 2009 exceeded $100,000:

SUMMARY COMPENSATION TABLE
Name and principal position		Salary	Bonus	Stock Awards		Option awards (4)	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation	Total
	Year	($)	($)	($)		($), (a)	($)	($)	($)	($)

Youval Saly,	2010	112,121	-	-	(6)	7,062	-	-	-	119,183
Chief Executive Officer (1)	2009	167,317			(6)	14,511				181,828

Avi Lifshitz,	2010	35,464	-	-	(7)	4,961	-	-	-	40,425
Chief Financial Officer (2)(5)	2009	34,766	-	-	(7)	10,133	-	-	-	44,899

Nimrod Ben-Yehuda,	2010	89,913	-	-		-	-	-	13,158	103,071
Chief Technology Officer (3)	2009	107,884	-	-		-	-	-	11,617	119,501

(1) Mr. Saly has started to be employed by us on December 2007.
(2) Mr. Lifshitz has started to be employed by us on November 2008.
(3) Mr. Ben Yehuda has started to be employed by us in 2005.

(4) For the assumptions made in the valuation of the options see note 9B. to the financial statements.

(5) An amount in the sum of $47,980 ($20,132 in 2009) was not paid and was recorded as a loan Mr. Lifshitz granted the Company.

(6) Mr. Saly was granted 311,773 options for 311,773 Common Stock shares to be vested in 16 quarters starting as of December 2007, each quarter 19,486 shares.

(7) Mr. Lifshitz was granted 62,355 options for 62,355 Common Stock shares to be vested in 16 quarters starting as of October, 2008 each quarter 3,897 shares.

Youval Slay-CEO

Pimi entered into an Employment Agreement on November 27th, 2006 with Mr. Saly. On October 29, 2008, we entered into an Addendum to the Employment Agreement. Mr. Saly is entitled to total compensation of 50,000 NIS ($14,088) plus VAT per month from the month of October 2008. This consideration is paid against VAT receipt and covers all social benefits, car maintenance and cellular phone expenses of Mr. Saly. Mr. Saly has taken upon himself the payment for the social security, the pension fund and any other social insurance and benefits. On August 2010, we agreed with Mr. Saly we would pay him 30,000 NIS ($8,673) per month and than he could work at another job until we shall raise additional funds. On February 2011 we agreed to raise his payment to 40,000 NIS ($11,564) per month, and on March 2011 we agreed with him he will return to full time job (180 hours per month) and he will be paid 50,000 NIS ($14,088) per month. Pimi has paid Mr. Saly the total sum of 418,212 NIS ($112,121) and 655,882 NIS ($167,317) in 2010 and 2009 respectively, as consideration under his employment agreement. Until August 2010 and starting March 2011,Mr. Saly devotes approximately 180 hours a month in connection with his full-time employment with the Company, and devotes 100% of his working time to the business and affairs of the Company.

In addition the CEO is entitled to options under the 2009 Share Incentive Plan in the total amount of 311,773 options for 311,773 common stock shares to be vested in 16 quarters starting as of December 2007. Vesting of 19,486 shares each quarter. The exercise price per each common stock stave share is 0.01 US$.

Nimrod Ben Yehuda - CTO

According to an agreement dated November 13, 2005, as amended on November 16, 2006, and of April 28, 2009, Mr. Ben Yehuda has been appointed as Pimi's CTO. Mr. Ben Yehuda is entitled to a monthly gross salary of 25,000 NIS ($7,044), plus benefits such as executive insurance, education fund at the rate of 10% (7.5% contribution by us), and disability insurance. Furthermore, Mr. Ben Yehuda is entitled to a credit card for approved expenses, including traveling expenses, a fully paid rental car (including taxes assessed for private use) and a mobile phone which will be fully covered by the Company. Mr. Ben Yehuda devotes approximately 180 hours a month in connection with his full-time employment with the Company, and devotes 100% of his working time to the business and affairs of the Company. On August 2010 we agreed with Mr. Ben Yehuda that his gross salary will be reduced to 15,000 NIS per month until additional funds will be raised. On February 2011, we agreed with Mr. Ben Yehuda that his salary will be set again to 25,000 NIS per month. Pimi has paid Mr. Ben Yehuda the total sum of 335,337 NIS ($89,913) and 422,904 NIS ($107,884) and in 2010 and 2009, respectively.

Avi Lifshitz- CFO

Pimi has entered into a Personal Service Agreement in November 2008 with accountant Avi Lifshitz. Mr. Lifshitz and Ad wise Ltd., a company under the control of Mr. Lifshitz ("Ad wise"), under which Ad Wise and Mr. Lifshitz are entitled together to a total consideration of 10,000 NIS ($2,818) plus VAT per month as from October 2008,and starting July 1,2009 additional 1,667 NIS ($470) per month. Until the date of which Pimi raises capital from an external investors for a sum exceeding $1,000,000, Pimi shall pay Mr. Lifshitz and Ad wise, on behalf of the consideration, a sum of 5,000 NIS ($1,409) plus VAT, and the balance of the consideration shall accrue to the credit of the Mr. Lifshitz and Ad wise and shall be paid to them after the raising of capital as aforesaid. The consideration to Mr. Lifshitz is paid as salary and the consideration to Ad wise is paid against VAT receipt, the consideration shall not exceed the amount of 10,000 NIS ($2,818) plus VAT until June 30, 2009, and 11,667 NIS ($3,091) starting July 1, 2009. The consideration covers taxes, national insurance, pension fund and/or any other social insurance and/or benefits, car maintenance and cellular phone expense. Pimi expenses amounted to the total sum of 132,281 NIS ($35,464) and 136,284 NIS ($34,766) in 2010 and 2009, respectively, under this Personal Service Agreement. Mr. Lifshitz's works approximately 36 hours a month in connection with the business and affairs of the Company and his position is considered to be part-time. Mr. Lifshitz devotes approximately 20% of his working time to the business of the Company.

In addition the CFO is entitled to options under the 2009 Share Incentive Plan under which he will be entitled to 62,355 options for 62,355 company shares of common stock to be vested in 16 quarters as of October 1, 2008 with 3,897 shares vesting each quarter. The exercise price per each Ordinary share is U.S $0.72 per share.

DIRECTOR COMPENSATION

The Company’s directors, who are not part of the controlling shareholders, were granted options. The former director Mr. Doron Shorrer was granted under the Company’s 2009 Share Incentive Plan in exchange for the cancellation of options under the Pimi Israel Plan, and the former Director Mr. Rami Triger to whom options were granted on July 1, 2009, under the Company’s 2009 Share Incentive Plan.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Doron Shorrer (1)	2010		None	1,783	None	None	None	1,783
	2009	None	None	8,333	None	None	None	8,333
Rami Triger (2)	2010	None	None	8,605	None	None	None	8,605
	2009	None	None	12,035	None	None	None	12,035

(1)	Mr. Shorrer was granted on December 1, 2008, 31,176 options for 31,176 Ordinary shares to be vested in 8 quarters as of December, 2008 each quarter 3,897 options. Until his resignation from the board Mr. Shorrer has been vested with 31,177 options.

(2)	Mr. Triger was granted on July 1, 2009- 31,176 options for 31,176 common shares to be vested in 8 quarters as of July 1, 2009, each quarter 3,897 options. Therefore, in 2008 Mr. Triger did not receive any options. Until his resignation from the board Mr. Triger has been vested with 19,486 options.

(3)	The fair value of options granted under the plan was estimated at the date of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

Dividend yield (%)	0
Expected volatility (%) (*)	50
Risk free interest rate (%) (**)	3
Expected term of options (years) (***)	5-7
Exercise price (US dollars)	0.01/0.72/1.37
Share price (US dollars)	0.2/0.72/1.37
Fair value (US dollars)	0.19-0.7

(*)	Due to the fact that the Company was a nonpublic entity, the expected volatility was based on the historic volatility of public companies which operate in the same industry sector (agricultural chemical industry).

(**)	The risk free interest rate represents the risk free rate of US$ zero – coupon US Government Bonds.

(***)	Due to the fact that the Company does not have historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

Doron Shorrer- Former Director

Mr. Shorrer has been granted options under the ESOP for Israel for 2008 in the total amount of 31,176 options for 31,176 Ordinary shares to be vested in 8 quarters as of December, 2008 each quarter 3,897 shares. The exercise price per each Ordinary share is $0.72 per share. The options were converted into 31,176 options for 31,176 common shares of our company under our 2009 Share Incentive Plan with the exercise price of $0.72 for each common share, and the same vesting period.

Rami Triger- Former Director

Mr. Triger was granted to options under the Company's 2009 Share Incentive Plan in the total amount of 31,176 options for 31,176 common shares to be vested in 8 quarters as of July 1, 2009, each quarter 3,897 common shares. The exercise price per each Ordinary share is $1.37 per common share. Until his resignation Mr. Triger has been vested with 19,486 options.

Business Advisory Board

On December 31, 2010 the Business Advisory Board was composed of two select individuals who have significant business expertise that the company relies on. Professor Avi Nachmias is a leading figure in the global potato industry. He served as advisor to Nestle, MacDonald's, and Marks & Spencer, and to leading potato processing companies in South America and South Africa. Prior he was Chief Deputy of the Vulcani Research Center of Israel's Ministry of Agriculture.

Professor Ilan Chet is a prominent, leading microbiology scientist. Prof. Chet served as President of the Weizmann Institute of Science (2002-2006). Prof. Chet earned numerous high-level awards and honors for his research. In 2001, his research on extensive control of plant diseases using environment-friendly microorganisms, earned him a nomination for the Nobel Prize. He is a professor at the Hebrew University of Jerusalem. On January 2011, the company terminated the position of Professor Chet as member of the Business Advisory Board.

Name (1)	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Prof. Avi Nachmias (2)	2010	17,814	-	12,870	-	-	-	30,684
	2009	40,550	-	14.595	-	-	-	55,145

Prof. Ilan Chet (3)	2010			20,432	-	-	-	20,432
	2009			21,422	-	-	-	21,422

(1)	For the assumptions made in the valuation of the options, see the table in "Directors Compensation".
(2)	Prof. Nachmias was granted 31,176 options for 31,176 Common stock shares to be vested in 8 quarters, each quarter 3,897 options, commencing on December 1, 2008.
(3)	Prof. Chet was granted 93,532 options for 93,532 Common Stock shares to be vested in 16 quarters, each quarter 5,846 options commencing on December 1, 2008.

Prof. Avi Nachmias- Member of the Advisory Board

On January 9, 2008 Pimi Israel signed a Consulting Agreement with the Center for Potato Research in a Warm Climate Ltd (the "Center") which is controlled by Prof. Avi Nachmias, who is a member of our advisory board. Under the Consulting Agreement, Pimi Israel is obligated to pay a consulting fee in an amount of 10,000 NIS ($2,818) a month plus VAT against a tax invoice to the Center. Following a capital raise by the Company, the monthly consultancy fee shall be 12,000 NIS ($3,179) a month. The consultancy period is for three years commencing January 1 st 2008 and may be extended with the approval of both sides. In 2010 we agreed with Prof. Nachmias to reduce his consulting scope and fees, and total amounts paid were $17,814 and $40,550 for the years 2010 and 2009 respectively.

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

Prof. ILan Chet - Member of the Advisory Board

On January 10, 2009, Prof. Chet received Options under Pimi Israel’s 2008 ESOP. Pimi granted to Prof. Chet a total of 93,532 options of common stock to be vested for a period of 16 quarters, each quarter 5,846 options for shares, provided he is engaged as Pimi consultant, as of December 1, 2008, for a period of 16 quarters. The exercise price per each ordinary share is $0.72 per share. Until we terminated our consulting agreement with Prof. Chet he has been vested 46,766 options.

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

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 31, 2011, and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 31, 2011. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

Name and address of owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Alon Carmel (3) c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chairman of the Board	2,512,895	24.33%

Youval Saly c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Executive Officer	311,773 (4)	2.42%

Avi Lifshitz c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Financial Officer	62,355 (5)	0.37%

Nimrod Ben-Yehuda (3)(6) c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Technology Officer, Director	1,443,075	13.78%

Avi Nachmias c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Research Officer, Advisory Board Member	31,177 (8)	0.30%
Omdan Consulting and Instructing Ltd (3) (7) 44 Nachal Amud St. Ramat-Hasharon, Israel, 47204	Common Stock	Shareholder	905,533	8.40%

All Officers and Directors As a Group (6 persons)	Common Stock		5,266,808	49.6%

(1)	This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.

(2)	Applicable percentage ownership is based on 10,474,145 shares which are comprised of 7,660,964 shares of Common Stock outstanding as of March 31, 2011, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 31, 2011, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of March 31, 2011, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	For the terms of Voting Agreement between Alon Carmel, Nir Ecology and Omdan Consulting and Instruction Ltd see Certain Relationship and Related Transactions.

(4)	This number represents the amount of options which become vested under Mr. Saly option agreement until May 31, 2010.

(5)	This number represents the amount of options which become vested under Mr. Lifshitz option agreement until May 31, 2010.

(6)	The shares are owned by Nir Ecology Ltd, a company under the control of Mr. Ben Yehuda and are held in trust for Nir Ecology by a trustee.

(7)	A company owned by Mr. Eitan Shmueli and his wife Mrs. Vivy Shmueli. Mr. Shmueli was the Co-Founder of Pimi Israel and serves as Pimi’s legal Advisor in Israel. This number is comprised of 859,762 shares owned by Omdan and 50,771 shares owned by Mr. Eitan Shmueli, which were purchased on December 30, 2010. The shares owned by Omdan and Mr. Shmueli are held by trustees.

(8)	This number represents the amount of options which becomes vested under Prof. Nachmias option agreement until May 31, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Shareholder Agreement

Our shareholders Alon Carmel ("Carmel "), Omdan Consulting and Instructing Ltd. a company under the control of Advocate Eitan Shmueli and his wife Mrs. Vivy Shmueli ("Omdan"), Nir Ecology Ltd. ("Nir") a company under the control of Mr. Nimrod Ben Yehuda our CTO, by Ashdor Asset Management and Trust Ltd. (that held the shares in trust for Nir) (collectively the "Shareholders"), entered into an agreement on February 24, 2009 (the "Shareholders Agreement "). Nir is a company under the control of our director, Mr. Nimrod Ben-Yehuda. Under the Shareholders Agreement, the Shareholders have agreed to vote their shares in the annual general meeting of the shareholders. Omdan and Nir will vote for 2 directors which will be proposed by Mr. Carmel. Mr. Carmel and Nir will vote for one director which will be proposed by Omdan, and Mr. Carmel and Omdan will vote for one director which will be proposed by Nir. The parties agreed that in case Mr. Carmel will hold less than 15% and more than 7.5% of Pimi's share capital, Omdan and Nir shall vote for only one director which will be proposed by Mr. Carmel. In case the holdings of one of the parties will be less than 7.5% of Pimi's share capital, the other two parties will not be obligated to vote for the director proposed by this party. In case, the number of directors appointed by the parties will be more than 4 directors, the parties will appoint an even number of directors. In case, six directors will be appointed, Mr. Carmel will propose the fifth director and Omdan and Nir will vote for him, Nir will propose the sixth director and Mr. Carmel and Omdan will vote for him. In case eight directors will be appointed, Mr. Carmel will propose the seventh director and Omdan and Nir will vote for such director. Omdan will propose the eighth director and Mr. Carmel and Nir will vote for him. In case there will not be unanimous consent between the above shareholders with regard to the identity of an outside director, the shareholders will vote against the appointment of such external director in any general meeting it is brought for election. In an addendum to the Shareholders Agreement dated April 23, 2009, Nir and Omdan agreed that in case of liquidation of the Company or a sale of the majority of its shares to an investor (collectively, the “Sale”) under which Carmel will receive less than $965,000 from such event, they will pay to Carmel, out of the sum they have received under the Sale the balance up to $965,000.

Relationship with Shareholders

On July 12, 2004 Nir, and Machteshim Chemical Works Ltd. ("Machteshim") entered into an agreement (the "Assignment Agreement"), under which Machteshim transferred to Pimi Israel, all of its rights in the know-how and/or information relating to the product known as MC-10, which is the previous name of the Pimi Israel's product SpuDefender™ (the "Product"). In addition, Machteshim transferred to Pimi Israel all the rights in the patents and/or patent requests and/or licenses and/or documents related to the Product. Under the Assignment Agreement, Machteshim undertook to register, at its own expense, all the rights in the patent and/or patent request, relating to the Product, in the countries set out in an appendix to Assignment Agreement. If Machteshim does not register the patents, it was agreed that Machteshim will transfer all the required documents to Nir, or any party on its behalf, and Nir, or any party on its behalf, shall carry out the registration. Under an agreement dated, November 11, 2005 between Nir and Pimi Israel, Nir declared and confirmed that the know-how and patents and patent application and/or licenses relating to the Product which were transferred to Pimi Israel from Machteshim under the Assignment Agreement (the "Intellectual Property") belong exclusively to Pimi Israel except for the right of use of the Intellectual Property for water treatment applications which was granted irrevocably and exclusively on a world-wide basis to Nir or to its controlling shareholders (or any company in which Nir is controlling shareholder or have an interest). Nir undertook to sign all necessary documents for the completion of the assignment of the Intellectual Property to Pimi Israel.

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

On August 2010 we entered into an agreement with Mr. Alon Carmel, our Chairman of the Board, and one of our major shareholders, pursuant to which Mr. Carmel (or a company under his control) will receive $3,000 per month in consideration for services rendered as Chairman of the Board. On December 30, 2010 we issued 25,000 share of Common Stock to Mr. Carmel, for the sum of $15,000 ($0.6 per one share of common stock), which was paid by Alon Carmel.

Mr. Eitan Shmueli (the controlling shareholder of Omdan) and Mr. Nimrod Ben Yehuda, have guaranteed to Bank Hapoalim a line of credit of 60,000NIS ($16,906) granted to Pimi Israel.

Nir is the agent for Israel of a supplier of one of the raw materials utilized by Pimi Israel in the formulation of its products. During the development stage of its formulation, Pimi Israel imported to Israel the raw materials in order to formulate its products. Under an agreement dated November 11, 2005, Pimi Israel purchased from Nir such raw materials at cost plus a 10% handling commission. Under this agreement, Pimi Israel paid to Nir as handling commission an amount of US$1,461 in the year 2007. During 2010 Nir has given us services related to importation of hazard material and we have paid Nir 73,000 NIS ($20,408) for theses services.

On December 30, 2010 the company further issued 34,013 share of Common Stock to Nir for the sum of 20,408 ($0.6 per one share of common stock) which was paid by Nir Ecology.

Legal Services

Sadot & Co. Law offices in which Mr. Eitan Shmueli (a controlling shareholder of Omdan, one of our shareholders), is a partner, has a retainer and other consulting agreements with Pimi. Sadot & Co. Law offices has received fee from Pimi (as legal fees), 95,062 NIS ($25.486) and 428,454 NIS ($109,299) respectively and in the years, 2010 and 2009, respectively.

On December 30, 2010 the company issued 70,000 shares Common Stock to Ashdor Assets Managements and Trusts Ltd (a trust company under the control of Mr. Eitan Shmueli, who is one of the major shareholders of our company through Omdan Consulting and Instructing Ltd), who holds the shares in trust for four attorneys in Sadot & Co Law offices among them Advocate Eitan Shmueli, (who purchased 50,771 shares) for the total sum of $42,000 ($0.6 per one share of common stock).

Director Independence

Our Board of Directors has determined that we do not currently have any “independent” directors. Although Pimi currently is not a listed company on any national stock exchange, our Board of Directors uses the AMEX company rules as a guideline in its determination of director independence. Under those rules, no director would qualify as independent unless our Board of Directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Specifically, no director would qualify as independent if (a) during the past three years, the director or family member was employed by the Company, (b) the director accepted or has an immediate family member who accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three preceding years, or (c) the director is, or has an immediate family member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant	Year	Amount billed

Fahn Kanne & Co.	2009	$87,500
	2010	$25,368

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation of Pimi Agro Cleantech Ltd. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

3.2	Change of Name Certificate of Pimi Agro Cleantech Ltd. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

3.3	Certificate of Incorporation of Pimi Agro Cleantech, Inc. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

3.4	By-laws of Pimi Agro Cleantech Ltd. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

10.1	Employment Agreement by and between Mr. Youval Saly and Pimi Agro Cleantech Ltd. dated November 27, 2006. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.2	Addendum to the Employment Agreement with Mr. Youval Saly dated October 29, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.3	Employment Agreement with Mr. Nimrod Ben Yehuda dated November 13, 2005. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.4	Addendum to the Employment Agreement with Mr. Nimrod Ben Yehuda dated November 15, 2006 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.5	Addendum to the Employment agreement with Mr. Nimrod Ben Yehuda dated April 28, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.6	Agreement with Prof. Ilan Chet dated January 6, 2009 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.7	Employment Agreement by and between Mr. Avi Levi and Pimi Agro Cleantech Ltd. dated August 31, 2005. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.8	Employment Agreement by and between Mr. Avi Lifshitz and Pimi Agro Cleantech Ltd. dated November 19, 2008 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.9	Pimi Agro Cleantech Ltd. 2008 Share Option Plan and option Agreements with: Mr. Youval Saly, Mr. Avi Lifshitz, Mr. Avi Levi, Mr. Doron Shorrer, Prof. Avi Nachmias, Prof. Ilan Chet. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.10	Agreement between Machteshim Chemical Works Ltd. and Nir Ecology Ltd. dated July 12, 2004. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.11	Agreement between Nir Ecology Ltd. and Pimi Agro Cleantech Ltd both dated November 11, 2005. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.12	Agreement between Nir Ecology Ltd. and Pimi Agro Cleantech Ltd both dated November 11, 2005. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.13	Investment Agreement between Mr. Ben Yehuda, Omdan Consulting and Instruction Ltd., Mr. Carmel and JNS Capital LLC dated November 13, 2005. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on August 3, 2009)

10.14	Addendum to the Investment Agreement between Mr. Ben Yehuda, Omdan Consulting and Instruction Ltd., Mr. Carmel and JNS Capital LLC dated November 15, 2006 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.15	Overseas Market Development Consultancy Agreement by and between Pimi Agro Cleantech Ltd. and The Center for Potato Research in a Warm Climate dated January 9, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.16	MOU between Pimi Agro Cleantech LTD. and Omnivent Techniek BV dated May 19, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.17	Agreement for Services by and between Wagner Regulatory Associates, Inc. Pimi Agro Cleantech Ltd. dated September 21, 2008 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.18	Tenancy Agreement between Kibbuts Alonim and Pimi Agro Cleantech Ltd dated December 30, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.19	Agreement between Redebel S.A. and Pimi Cleantech Ltd. (Registration Assistance Agreement) dated December 23, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.20	Agreement by and between Omex Agriculture Ltd. and Pimi Agro Cleantech Ltd. dated January 11, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)*

10.21	Letter of Intent Agreement by and between VegiSafe LLC and Pimi Agro Cleantech Ltd. dated January 20, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on August 3, 2009)

10.22	Term Sheet with Earthbound LLC dated January 20, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.23	Voting Agreement between Alon Carmel, Omdan Consulting, and Instruction Ltd and Nir Ecology dated February 24, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.24	Addendum to the Voting Agreement of February 24, 2009 dated April 23, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.25	Share Exchange Agreement between Pimi Agro Cleantech Inc., Pimi Agro Cleantech Ltd. and the Shareholders of Pimi Agro Cleantech Ltd., dated April 27, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.26	Pimi Agro Cleantech, Inc. 2009 Stock Incentive Plan. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.27	Warrant issued by Pimi Agro Cleantech, Inc. to Earthbound LLC dated May 3, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.28	Amendment to Warrant issued by Pimi Agro Cleantech, Inc. to Earthbound LLC dated June 7, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.29	Amendment to Warrant issued by Pimi Agro Cleantech, Inc. to Earthbound LLC dated July 29, 2009 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on August 3, 2009).

10.30	Stock Purchase Agreement by and between Pimi Agro Cleantech, Inc. and Ehud Nahum dated June 4, 2009 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.31	Stock Purchase Agreement by and between Pimi Agro Cleantech, Inc. and Yuval Nahum dated June 4, 2009 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.32	Financial Advisory Agreement by and between Pimi Agro Cleantech, Inc. and Lampost Capital L.C., dated March 24, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2010)

10.33	Subscription Agreement by and between Pimi Agro Cleantech, Inc. and the subscribers thereto, dated April 15, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2010)

10.34	Stock Purchase Agreement dated August 24, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 30, 2010).

10.35	Warrant dated August 24, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 30, 2010).

10.36

Agreement dated December 28, 2010 by and between Pimi Agro Cleantech, Inc. and Mr. Uri Sheinbaum (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.37	Subscription Agreement dated December 28, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.38	Warrant dated December 28, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.39	Securities Purchase Agreement dated January 25, 2011 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2011).

10.40	Warrant dated January 25, 2011 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2011).

10.41	Addendum No 1 to Letter of Intent dated January 20, 2009, between Pimi Agro Cleantech Inc, and Vegisafe LLC. (filed herewith)

21.1	List of subsidiaries of the Company. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.2	Approval of Office of the Chief Scientist, Ministry of Industry, Trade and Labor, State of Israel, dated April 11, 2007. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

99.2	Approval of Office of the Chief Scientist, Ministry of Industry, Trade and Labor, State of Israel, dated November 12, 2007. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

 *Portions of exhibit 10.20 have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIMI AGRO CLEANTECH, INC.

April 12, 2011	By:	/s/ Youval Saly
Youval Saly
Chief Executive Officer
(Principal Executive Officer)

April 12, 2011	By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Youval Saly	Chief Executive Officer	April 12, 2011
Youval Saly	(Principal Executive Officer)

/s/ Avi Lifshitz	Chief Financial Officer	April 12, 2011
Avi Lifshitz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alon Carmel	Chairman of the Board	April 12, 2011
Alon Carmel

/s/ Nimrod Ben-Yehuda	Chief Technology Officer, Director	April 12, 2011
Nimrod Ben-Yehuda