Form 10-Q
period 2011-03-31
PIMI AGRO CLEANTECH, INC.
filed 2011-05-18
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

The number of shares of common stock outstanding as of March 31, 2011 was 7,660,964.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

Condensed Consolidated Financial Statements

as of March 31, 2011 (Unaudited)

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Condensed Consolidated Financial Statements
as of March 31, 2011 (Unaudited)

Table of Contents

Page
Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Changes in Stockholders’ Deficit	4 – 9
Condensed Consolidated Statements of Cash Flows	10
Notes to Condensed Consolidated Financial Statements	11 – 15

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
A S S E T S
Current Assets
Cash and cash equivalents	251,933	—
Accounts receivable	61,312	128,695
Other current assets	52,911	54,194
Total current assets	366,156	182,889

Property and Equipment, Net	35,186	36,720

Funds in Respect of Employee Rights Upon Retirement	67,845	61,967
Total assets	469,187	281,576
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Credit from banking institution	—	63,216
Accounts payable:
Trade	127,941	164,729
Other	324,044	285,609
Convertible Bonds	144,676	126,275
Total current liabilities	596,661	639,829

Liability for employee rights upon retirement	71,364	60,106
Total liabilities	668,025	699,935

Stockholders’ Deficit
Common stocks of US$ 0.01 par value (“Common stocks”):
30,000,000 shares authorized as of March 31, 2011 and December 31, 2010; issued and outstanding 7,660,564 shares and 7,160,564 shares as of March 31, 2011 and December 31, 2010, respectively	76,604	71,604
Additional paid in capital	3,687,287	3,284,728
Accumulated other comprehensive loss	(69,780)	(69,882)
Accumulated deficit	(3,892,949)	(3,704,809)
Total stockholders’ deficit	(198,838)	(418,359)
Total liabilities and stockholders’ deficit	469,187	281,576

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	US dollars (except share data)
	Three month period ended March 31,		Cumulative period from January 14, 2004 (date of inception) through March 31,
	2011	2010	2011(*)
	(unaudited)		(unaudited)
Revenues from sales of products	93,411	37,708	637,204
Research and development expenses	(177,309)	(156,213)	(3,029,825)
General and administrative expenses	(80,131)	(87,470)	(1,311,953)
Operating loss	(164,029)	(205,975)	(3,704,574)
Financing expenses, net	(24,111)	991	(108,041)
Loss from continuing operation	(188,140)	(204,984)	(3,812,615)
Loss from discontinued operation, net	—	—	(80,334)
Loss for the period	(188,140)	(204,984)	(3,892,949)

Loss per share (basic and diluted)	(0.03)	(0.03)

Weighted average number of shares outstanding (basic and diluted)	7,055,686	6,597,223

(*)

As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*)

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

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

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

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

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

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

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

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock			Accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	Total stockholders equity (deficit)
Loss for the year	—	—	—	—	—	(629,038)	(629,038)
Loss on translation of subsidiary functional currency to the reporting currency	—	—	—	(28,216)	—	—	(28,216)
Total comprehensive loss							(657,254)
Issuance of 3,225 common stock for cash of US$ 1.55 per share in February 2010	3,225	32	4,968	—	—	—	5,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in February 2010	35,000	350	46,900	—	—	—	47,250
Issuance of common stock and warrants, net of issuance costs in August 2010	385,108	3,851	197,215	—	—	—	201,066
Issuance of 134,121 common stock for cash of US$ 0.6 per share in December 2010	134,121	1,341	76,118	—	—	—	77,459
Amounts attributed to detachable warrants issued in connection with convertible bonds	—	—	41,208	—	—	—	41,208
Beneficial conversion feature on convertible bonds	—	—	41,207	—	—	—	41,207
Stock based compensation (**)	30,000	300	82,046	—	—	—	82,346
Balance as of December 31, 2010	7,160,564	71,604	3,284,728	(69,882)	—	(3,704,809)	(418,359)

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

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock			Accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	Total stockholders equity (deficit)
Loss for the period	—	—	—	—	—	(188,140)	(188,140)
Loss on translation of subsidiary functional currency to the reporting currency	—	—	—	102	—	—	102
Total comprehensive loss							(188,038)
Issuance of 125,000 common stock for cash of US$ 0.8 per share in January 2011	125,000	1,250	98,750	—	—	—	100,000
Issuance of 125,000 common stock for cash of US$ 0.8 per share in February 2011	125,000	1,250	98,750	—	—	—	100,000
Issuance of 250,000 common stock for cash of US$ 0.8 per share in March 2011	250,000	2,500	197,500	—	—	—	200,000
Stock based compensation	—	—	7,559	—	—	—	7,559
Balance as of March 31, 2011 (unaudited)	7,660,564	76,604	3,687,287	(69,780)	—	(3,892,949)	(198,838)

(*)

As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars (except for share data)
	Three month period ended March 31,		Cumulative period from January 14, 2004 (date of inception) through March 31,
	2011	2010	2011(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:
Loss for the period	(188,140)	(204,984)	(3,892,949)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	2,178	1,527	33,170
Increase in liability for employee rights upon retirement	9,751	2,680	63,975
Stock based compensation	7,559	21,476	224,749
Interest on convertible bonds	15,407	—	57,747
Interest on stockholders loans	—	—	(2,409)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	67,587	4,960	(53,030)
Decrease (increase) in other current assets	2,178	(13,289)	(145,035)
Increase (decrease) in accounts payable — trade	(38,684)	64,838	113,098
Increase in accounts payable — other	36,417	35,170	344,650
Net cash used in operating activities generated from continuing operations	(85,747)	(87,622)	(3,256,034)
Net cash provided in operating activities generated from discontinued operations	—	—	80,334
Net cash used in operating activities	(85,747)	(87,622)	(3,175,700)
Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	—	(3,755)	(55,508)
Purchase of property and equipment	—	—	(62,651)
Net cash used in investment activities	—	(3,755)	(118,159)
Cash flows from financing activities:
Credit from banking institution	(62,320)	39,612	(2,303)
Proceeds from issuance of common stock and warrants	400,000	52,252	2,951,149
Payment on account of shares	—	—	233,644
Proceeds from issuance of convertible bonds and warrants, net	—	—	159,808
Proceeds from loans from stockholders	—	—	194,083
Net cash provided by financing activities	337,680	91,864	3,536,381
Effect of exchange rate changes on cash and cash equivalents	—	(58)	9,411
Increase in cash and cash equivalents	251,933	429	251,933
Cash and cash equivalents at beginning of the period	—	—	—
Cash and cash equivalents at end of the period	251,933	429	251,933

(*)

As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

B.

Going concern uncertainty

Since its incorporation (April 1, 2009), the Company does not have any operations other than those carried out by Pimi Israel. The development and commercialization of Pimi Israel's product will require substantial expenditures. Pimi Israel has not yet generated sufficient revenues from its operations to fund its activities, and is therefore dependent upon external sources for financing its operations. There can be no assurance that Pimi Israel will succeed in obtaining the necessary financing to continue its operations. Since inception, Pimi Israel has incurred accumulated losses of US$ 3,892,949 and cumulative negative operating cash flow of US$ 3,175,700.

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

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 1

-

GENERAL (cont.)

C.

Risk factors

The Company and Pimi Israel (the "Group") have a limited operating history and face a number of risks, including uncertainties regarding finalization of the development process, demand and market acceptance of the Group's products, the effects of technological changes, competition and the development of other new products.  Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group's future results. Please see the Company’s annual report on Form 10-K for the year ended December 31, 2010 for a more comprehensive description of the risk factors faced by the Company.

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

D.

Use of estimates in the preparation of financial statements

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at March 31, 2011 and the results of its operations and cash flow for each of the three month period then ended.

The unaudited interim financial statements were prepared on a basis consistent with the Company’s annual financial statements on Form 10-K for the year ended December 31, 2010.  Results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2011.

The consolidated balance sheet as of December 31, 2010 was derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2

-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

B.

Recently issued accounting pronouncements

1.

ASC Topic 605 - 25 “Revenue Recognition - Multiple-Element Arrangements ”

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for the Company), with early adoption permitted, modify the criteria for recognizing revenue in multiple element arrangements and require companies to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, the amendments eliminate the residual method for allocating arrangement considerations. The adoption of the amendments did not have a material impact on the Company's financial position, results of operations or cash flows.

2.

ASC Topic 718, “Compensation - Stock Compensation”

In April 2010, the FASB issued guidance to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  (Fiscal year 2011 for the Company.)

The adoption of the new guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

3.

ASC Topic 310, “Receivables”

In July 2010, the FASB issued Accounting Standards Update 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ASU 2010-20). ASU 2010-20 provides guidance to enhance disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Financial instruments that may subject the Company to significant concentrations of credit risk consist principally of trade receivable and account receivables.

For public entities, the disclosures as of the end of a reporting period became effective for interim and annual reporting periods ending on or after December 15, 2010 (the 2010 annual financial statements). The disclosures about activity that occurs during a reporting period became effective in the current interim period.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3

-

LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period.

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the three month periods ended March 31, 2011 and 2010 are as follows:

	US dollars
	Three month period ended March 31,
	2011	2010
Net loss used for the computation of loss per share	188,140	204,984

	Number of shares
	March 31,
	2011	2010
Weighted average number of shares used in the computation of basic and diluted earnings per share	7,055,686	6,597,223

(*)

The effect of the inclusion of options and convertible bonds for the three month period ended March 31, 2011 and 2010 is anti-dilutive.

NOTE 4

-

EVENTS DURING THE REPORTING PERIOD

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

B.

On January 24, 2011, the Company entered into an Agreement with three private individuals residing in Israel (the “Investors”). Pursuant to the Agreement, the Investors shall invest a minimum of US$50,000 and up to an aggregate of US$500,000, at a purchase price of US$0.80 per share. For each share of common stock purchased, the Investors shall receive a warrant with an exercise price of US$0.80, exercisable until December 31, 2012. The private placement shall take place in five tranches, provided an amount beyond the minimum is financed. The first 3 tranches of US$50,000 each were made by the Investors on January 27, 2011, February 16, 2011 and March 16, 2011 respectively. The remaining tranches shall take place on or prior to April 15, 2011, and May 15, 2011. (See also Notes 5B and 5C)

C.

On March 2, 2011, the Company entered into subscription agreements with 4 individuals residing in Israel for the total sum of US$100,000 at a purchase price of US$0.80 per share. For each share of common stock purchased, the investor received a warrant with an exercise price of US$0.80, exercisable until March 2, 2013.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 5

-

SUBSEQUENT EVENT

A.

On April 12, 2011 the Company entered into subscription agreements with an individual and two companies all of which are Israeli residents,  under which the company issued 56,250 common stock shares for the total sum of $45,000 (a purchase price of $0.80 per share). For each share of Common Stock purchased, the company issued a warrant with an exercise price of $0.80, exercisable until April 12, 2013.

B.

On April 26, 2011, the Company issued to an individual and a joint company both of which are Israeli residents  (the “Investors”) ,under an agreement which the company entered with these Investors on January 24, 2011, 312,500 common stock shares for the total sum of $250,000 (a purchase price of $0.80 per share). For each share of Common Stock purchased, the Investors received a warrant with an exercise price of $0.80, exercisable until December 31, 2012.

C.

On May 15, 2011, the Company issued to   the Investors mentioned above, under an agreement which the company entered on January 24, 2011, 125,000 common stock shares for the total sum of $100,000 (a purchase price of $0.80 per share). For each share of Common Stock purchased, the Investors received a warrant with an exercise price of $0.80, exercisable until December 31, 2012.

=============================

===============

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward-Looking Information

In this quarterly report, references to "Pimi Agro CleanTech, Inc.," "Pimi," "the Company," "we," "us," and "our" refer to Pimi Agro Cleantech, Inc. and its wholly owned subsidiary, Pimi Agro CleanTech, Ltd.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Risk Factors" In 2010 10K. They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors" in 2009 10K, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

On April 27, 2009 we purchased all the issued and outstanding shares of Pimi Israel from Pimi Israel’s shareholders in consideration for 6,313,189 shares of our Common Stock. As a result, Pimi Israel became a wholly-owned subsidiary of the Company.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our accounting policies are described in Note 2 to the financial statements appearing elsewhere in 2010 10K report. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. Due to the early stage of operations of the Company there are no accounting policies that are considered to be critical accounting policies by the management.

Recently issued accounting pronouncements

ASC Topic 605 - 25 “Revenue Recognition - Multiple-Element Arrangements”

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (fiscal year 2011 for the Company), with early adoption permitted, modify the criteria for recognizing revenue in multiple element arrangements and require companies to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, the amendments eliminate the residual method for allocating arrangement considerations. The adoption of the amendments did not have a material impact on the Company's financial position, results of operations or cash flows.

ASC Topic 718, “Compensation - Stock Compensation ”

In April 2010, the FASB issued guidance to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  (Fiscal year 2011 for the Company).

The adoption of the new guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

ASC Topic 310, “Receivables”

In July 2010, the FASB issued Accounting Standards Update 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ASU 2010-20). ASU 2010-20 provides guidance to enhance disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Financial instruments that may subject the Company to significant concentrations of credit risk consist principally of trade receivable and account receivables.

For public entities, the disclosures as of the end of a reporting period became effective for interim and annual reporting periods ending on or after December 15, 2010 (the 2010 annual financial statements). The disclosures about activity that occurs during a reporting period became effective in the current interim period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Total Net Sales:  Total Net Sales increased $55,703 or 148% to $93,411  in the 3 months ended March 31, 2011 from $37,708 for the 3 months ended March 31, 2010.The increase is due to the commencing of sales of our products on small commercial scale in Israel.

R&D Expenses: Total net R&D Expenses for the 3 month ended March 31, 2011 of $177,309 increased $21,096 or 14% from $156,213 for the 3 months ended March  31, 2010, due to increase in cost of materials in the amount of  $31,266, travel and other expenses in the amount of $3,100, partially balanced by decrease in cost of labor and professional services in the amount of $13,270.

General and Administrative Expenses:  General and administrative expenses decreased  by $7,339 or 8%  in the 3 months ended March  31, 2011  to $80,131 from $87,470 in the 3 months ended March  31, 2010  due to decrease  in labor and professional fee expenses ($7,758) partially balanced by increase in other expenses ($419).

Loss from Operations:  Loss from operations for the 3 months ended March 31, 2011 of $164,029 was down $41,946  or 20% from the loss from operations in the 3 months ended March 31, 2010 of $205,975 as a result of growth in sales ($55,703),decrease in G&A expenses ($7,339) partially balanced by the increase  in R&D expenses ($21,096).

Financing Expenses:  Total financing expenses for the 3 months ended March 31, 2011 amounted to $24,111, which were $25,102 higher  than our financing income of $991 in the 3 months ended March 31, 2010. This was mostly a result of convertible loans interest and beneficial, credit lines usage, higher bank expenses and the change in exchange rates.

Net Loss:  Net loss of $188,140 in the 3 months ended March 31, 2011 was $16,844 or 8% lower than the net loss in the 3 months ended March  31, 2010 of $204,984 due to the growth of sales ($55,703), decrease in G&A expenses ($7,339), partially balanced by increase in R&D expenses ($21,096), and Financing expenses ($25,102).

Liquidity and Capital Resources

As of March 31, 2011, we had liabilities of $668,025 ($669,935 as of December, 2010), including  $144,676  ($126,275 as of December 31,2010) of Convertible Bonds $348,187 ($375,529 as of December 31, 2010) of third party liabilities, and $175,162 ($198,131 as of December 31, 2010) was due to related parties.  The amounts due to related parties are for consulting services and salaries

As of March 31, 2011 we had unused credit lines in the sum of $17,000 and have $251,933 in cash. As of May 1, 2011 we had unused credit lines in the sum of $17,000 and cash on hand in the net amount of $188,000. Currently our net burn rate is approximately $60,000 per month. Thus, we will need additional sums of approximately $400,000 through December 2011.

The Company has sustained operating losses and its cash needs extend beyond its current resources. Subsequent to May 2011, the Company will exhaust most of its liquidity. In addition, the Company does not have a reliable consistent source of future funding. These factors create an uncertainty about the Company’s ability to continue as a going concern.

The Company anticipates that it will begin to realize material revenues starting with the potato season of 2011 (the third and fourth quarters of 2011), as clients will begin to utilize and pay for the Company’s product and technology, and the Company determined that approximately $0.5 million of additional funding is necessary to bridge the Company to the larger revenue sales that are due to begin in 2011. Realization of revenues is subject to regulatory approval of the relevant regulator, in each country where we intend to deliver, distribute and sell our products, which we currently do not have, except for the state of Israel.

Net Cash Used in Operating Activities for the three months period ended March 31, 2011 and March 31, 2010

Net cash used in operating activities, generated from continuing operations was $85,747  and $87,622  for the three months period ended March 31, 2011 and 2010, respectively. Net cash used in operating activities primarily reflects the net loss for those periods $188,140 and $204,984 respectively, which was reduced in part by non-cash stock-based compensation of $7,559 and $21,476, respectively, interest and beneficial expenses on convertible bonds $15,407 and $0 respectively, and cash provided due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of $79,427 and $95,886, respectively.

Net Cash Used in Investing Activities for the three months periods ended March 31, 2011 and March 31, 2010

Net cash used in investing activities was $0, and $3,755 for the three month period ended March 31, 2011, and 2010, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment), and fund deposits in respect of employees rights upon retirement.

Net Cash Used in Financing Activities for the three months periods ended March 31, 2011 and March 31, 2010

Net cash provided by financing activities was $337,680, and $91,864  for the three month period ended March 31, 2011 and 2010, respectively, which is primarily attributable to capital raised in the amounts of $400,000  and $52,252 respectively,( charge) usage of credit lines in  the amount of ($62,320) and $39,612,respectively.

Management believes that as a result of anticipated financing in 2011, and with certain revenues to be received from the sale and delivery of its products to clients, there will be sufficient capital to meet cash needs for the year ended December 31, 2011,. Management believes that the funds received from the new investors will allow us to meet the regulatory requirements and to generate sales of its development stage products towards Potatoes, Citrus, Yams, Onions and others to come.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2011. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and therefore may be considered “material weaknesses.”

Based on the size of the Company and depth of accounting personnel assignment of tasks does not allow for proper maintenance of segregation of duties.  Additionally, the Company does not have an audit committee to oversee the financial reporting and disclosure process.

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of March 31, 2011 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting as of March 31, 2011, was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

The material weaknesses we have identified include:

As of March 31, 2011, our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting process:

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

(b) Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no material changes from the risk factors during the three months ended March 31, 2011.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

(1)           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of May 2011.

PIMI AGRO CLEANTECH, INC.

By:	/s/ Youval Saly
Youval Saly
Chief Executive Officer
Principal Executive Officer

By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
Principal Accounting and Financial Officer