Form 10-Q
period 2011-06-30
PIMI AGRO CLEANTECH, INC.
filed 2011-08-15
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

The number of shares of common stock outstanding as of June 30, 2011 was 8,528,987.

ITEM 1.  Condensed Consolidated Financial Statements

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
Condensed Consolidated Financial Statements
as of June 30, 2011 (Unaudited)

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

Condensed Consolidated Financial Statements
as of June 30, 2011 (Unaudited)

Table of Contents

Page
Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Changes in Stockholders’ Deficit	4 – 9
Condensed Consolidated Statements of Cash Flows	10
Notes to Condensed Consolidated Financial Statements	11 – 15

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	285,997	-
Accounts receivable	68,498	128,695
Other current assets	65,017	54,194
Total current assets	419,512	182,889

Property and Equipment, Net	33,570	36,720

Funds in Respect of Employee Rights Upon Retirement	73,914	61,967
Total assets	526,996	281,576

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Credit from banking institution	-	63,216
Accounts payable:
Trade	94,658	164,729
Other	263,393	285,609
Convertible Bonds	166,173	126,275
Total current liabilities	524,224	639,829

Liability for employee rights upon retirement	75,891	60,106
Total liabilities	600,115	699,935

Stockholders’ Deficit
Common stocks of US$ 0.01 par value ("Common stocks"):
30,000,000 shares authorized as of June 30, 2011 and December 31, 2010; issued and outstanding 8,528,587 shares and 7,160,564 shares as of June 30, 2011 and December 31, 2010, respectively	85,286	71,604
Additional paid in capital	4,033,974	3,284,728
Accumulated other comprehensive loss	(74,063)	(69,882)
Accumulated deficit	(4,118,316)	(3,704,809)
Total stockholders' deficit	(73,119)	(418,359)
Total liabilities and stockholders’ deficit	526,996	281,576

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	US dollars (except share data)
	Six month period ended June 30,		Three month period ended June 30,		Cumulative period from January 14, 2004 (date of inception) through June 30,
	2011	2010	2011	2010	2011(*)
	(unaudited)		(unaudited)		(unaudited)
Revenues from sales of products	160,500	53,711	67,089	16,003	704,293
Research and development expenses	(352,788)	(286,866)	(175,479)	(130,653)	(3,205,304)
General and administrative expenses	(171,847)	(161,113)	(91,716)	(73,643)	(1,403,669)
Operating loss	(364,135)	(394,268)	(200,106)	(188,293)	(3,904,680)
Financing expenses, net	(49,372)	(15,265)	(25,261)	(16,256)	(133,302)
Loss from continuing operation	(413,507)	(409,533)	(225,367)	(204,549)	(4,037,982)
Loss from discontinued operation, net	-	-	-	-	(80,334)
Loss for the period	(413,507)	(409,533)	(225,367)	(204,549)	(4,118,316)

Loss per share (basic and diluted)	(0.06)	(0.06)	(0.03)	(0.03)

Weighted average number of shares outstanding (basic and diluted)	7,844,818	6,606,779	8,237,405	6,620,335

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

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock			Accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	Total stockholders equity (deficit)
Loss for the year	-	-	-	-	-	(629,038)	(629,038)
Loss on translation of subsidiary functional currency to the reporting currency	-	-	-	(28,216)	-	-	(28,216)
Total comprehensive loss							(657,254)

Issuance of 3,225 common stock for cash of US$ 1.55 per share in February 2010	3,225	32	4,968	-	-	-	5,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in February 2010	35,000	350	46,900	-	-	-	47,250
Issuance of common stock and warrants, net of issuance costs in August 2010	385,108	3,851	197,215	-	-	-	201,066
Issuance of 134,121 common stock for cash of US$ 0.6 per share in December 2010	134,121	1,341	76,118	-	-	-	77,459
Amounts attributed to detachable warrants issued in connection with convertible bonds	-	-	41,208	-	-	-	41,208
Beneficial conversion feature on convertible bonds	-	-	41,207	-	-	-	41,207
Stock based compensation (**)	30,000	300	82,046	-	-	-	82,346
Balance as of December 31, 2010	7,160,564	71,604	3,284,728	(69,882)	-	(3,704,809)	(418,359)

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

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock			Accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	Total stockholders equity (deficit)
Loss for the period	-	-	-	-	-	(413,507)	(413,507)
Loss on translation of subsidiary functional currency to the reporting currency	-	-	-	(4,231)	-	-	(4,231)
Total comprehensive loss							(417,738)

Issuance of 125,000 common stock for cash of US$ 0.8 per share in January 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 125,000 common stock for cash of US$ 0.8 per share in February 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 250,000 common stock for cash of US$ 0.8 per share in March 2011	250,000	2,500	197,500	-	-	-	200,000
Issuance of 368,750 common stock for cash of US$ 0.8 per share in April 2011	368,750	3,688	291,312	-	-	-	295,000
Issuance of 125,000 common stock for cash of US$ 0.8 per share in May 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 62,500 common stock and payment of US$50,000 in cash as issuance costs (see note 4G)	62,500	625	(50,625)	-	-	-	(50,000)
Exercise of options	311,773	3,118	-	-	-	-	3,118
Stock based compensation			14,860				14,860
Balance as of June 30, 2011 (unaudited)	8,528,587	85,285	4,034,025	(74,113)	-	(4,118,316)	(73,119)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars (except share data)
	Six month period ended June 30,		Three month period ended June 30,		Cumulative period from January 14, 2004 (date of inception) through June 30,
	2011	2010	2011	2010	2011(*)
	(unaudited)		(unaudited)		(unaudited)
Cash flows from operating activities:
Loss for the period	(413,507)	(409,533)	(225,367)	(204,549)	(4,118,316)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	4,451	3,230	2,273	1,703	35,443
Increase in liability for employee rights upon retirement	13,015	5,319	3,264	2,639	67,239
Stock based compensation	14,860	46,841	7,301	25,365	232,050
Interest on convertible bonds	33,872	8,692	18,465	8,692	76,212
Interest on stockholders loans	-	-	-	-	(2,409)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	63,247	5,250	(4,340)	290	(57,370)
Decrease (increase) in other current assets	(8,431)	(34,815)	(10,609)	(21,526)	(155,644)
Increase (decrease) in accounts payable – trade	(74,189)	78,982	(35,505)	14,144	77,593
Increase in accounts payable – other	(32,398)	47,138	(68,815)	11,968	275,835
Net cash used in operating activities generated from continuing operations	(399,080)	(248,896)	(313,333)	(161,274)	(3,569,367)
Net cash provided in operating activities generated from discontinued operations	-	-	-	-	80,334
Net cash used in operating activities	(399,080)	(248,896)	(313,333)	(161,274)	(3,489,033)
Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(9,224)	(7,455)	(4,711)	(3,700)	(64,732)
Purchase of property and equipment	-	(7,580)	-	(7,580)	(62,651)
Net cash used in investment activities	(9,224)	(15,035)	(4,711)	(11,280)	(127,383)
Cash flows from financing activities:
Credit from banking institution	(63,682)	31,228	(1,362)	(8,384)	(3,665)
Proceeds from issuance of common stock and warrants	748,118	159,808	348,118	159,808	3,299,267
Payment on account of shares	-	20,645	-	-	233,644
Proceeds from issuance of convertible bonds and warrants, net	-	52,250	-	20,643	159,808
Proceeds from loans from stockholders	-	-	-	-	194,083
Net cash provided by financing activities	684,436	263,931	346,756	172,067	3,883,137
Effect of exchange rate changes on cash and cash equivalents	9,865	-	5,352	58	19,276
Increase in cash and cash equivalents	285,997	-	34,064	(429)	285,997
Cash and cash equivalents at beginning of the period	-	-	251,933	429	-
Cash and cash equivalents at end of the period	285,997	-	285,997	-	285,997

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

Since its incorporation (April 1, 2009), the Company does not have any operations other than those carried out by Pimi Israel. The development and commercialization of Pimi Israel's product will require substantial expenditures. Pimi Israel has not yet generated sufficient revenues from its operations to fund its activities, and is therefore dependent upon external sources for financing its operations. There can be no assurance that Pimi Israel will succeed in obtaining the necessary financing to continue its operations. Since inception, Pimi Israel has incurred accumulated losses of US$ 4,118,316 and cumulative negative operating cash flow of US$ 3,489,033.

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

The Company and Pimi Israel (the "Group") have a limited operating history and face a number of risks, including uncertainties regarding finalization of the development process, demand and market acceptance of the Group's products, the effects of technological changes, competition and the development of other new products.  Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group's future results. See also the Company’s annual report on Form 10-K for the year ended December 31, 2010 for a more comprehensive description of the risk factors faced by the Company.
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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at June 30, 2011 and the results of its operations and cash flow for each of the six and three month periods then ended.

The unaudited interim financial statements were prepared on a basis consistent with the Company’s annual financial statements on Form 10-K for the year ended December 31, 2010.  Results of operations for the six and three month periods ended June 30, 2011 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2011.

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

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(cont.)

B.	Recently issued accounting pronouncements

1.	ASC Topic 605 - 25 “Revenue Recognition - Multiple-Element Arrangements”

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

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the six month periods ended June 30, 2011 and 2010 are as follows:

	US dollars		US dollars
	Six month period ended June 30,		Three month period ended June 30,
	2011	2010	2011	2010
Net loss used for the computation of loss per share	413,507	409,533	225,367	204,549

	Number of shares
	June 30,
	2011	2010
Weighted average number of shares used in the computation of basic and diluted earnings per share	7,844,818	6,606,779

(*)	The effect of the inclusion of options and convertible bonds for the six and three month periods ended June 30, 2011 and 2010 is anti-dilutive.

NOTE 4 -	EVENTS DURING THE REPORTING PERIOD

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

B.
On January 24, 2011, the Company entered into an Agreement with three private individuals residing in Israel (the “Investors”). Pursuant to the Agreement, the Investors shall invest a minimum of US$50,000 and up to an aggregate of US$500,000, at a purchase price of US$0.80 per share. For each share of common stock purchased, the Investors shall receive a warrant with an exercise price of US$0.80, exercisable until December 31, 2012. The private placement shall take place in five tranches, provided an amount beyond the minimum is financed. The first 3 tranches of US$50,000 each were made by the Investors on January 27, 2011, February 16, 2011 and March 16, 2011 respectively. The remaining tranches shall take place on or prior to April 15, 2011, and May 15, 2011. (See also notes E and F)

C.
On March 2, 2011, the Company entered into subscription agreements with 4 individuals residing in Israel for the total sum of US$100,000 at a purchase price of US$0.80 per share. For each share of common stock purchased, the investor received a warrant with an exercise price of US$0.80, exercisable until March 2, 2013.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4 -	EVENTS DURING THE REPORTING PERIOD (cont.)

D.
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

E.
 On April 26, 2011, the Company issued to an individual and a joint company both of which are Israeli residents (the “Investors”),under an agreement which the company entered with these Investors on January 24, 2011, 312,500 common stock shares for the total sum of $250,000 (a purchase price of $0.80 per share). For each share of Common Stock purchased, the Investors received a warrant with an exercise price of $0.80, exercisable until December 31, 2012.

F.
On May 15, 2011, the Company issued to the Investors mentioned above, under an agreement which the company entered on January 24, 2011, 125,000 common stock shares for the total sum of $100,000 (a purchase price of $0.80 per share). For each share of Common Stock purchased, the Investors received a warrant with an exercise price of $0.80, exercisable until December 31, 2012.

G.
On June 6, 2011, the Company paid to a service provider (an Israeli citizen), $50,000 and 62,500 of its common stock shares (representing a fair value of $50,000) as a success fee for services rendered by such service provider in connection with several investments accrued during 2011.

H.
On June 6, 2011, the Company issued, under the Company Shares Option Scheme for 2009, to a Trust Company, which holds the shares in trust for the CEO, Mr. Youval Saly, 311,773 common stock shares for the total sum of $3,118 (a purchase price of $0.01 per share).

I.
On June 29, 2011, the convertible bonds holder notified the Company that he decided not to exercise the conversion rights and asked for repayment of the bonds.  The Company is negotiating with the bonds holder, the terms of repayment of the bonds, which are represented as current liabilities in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward-Looking Information

In this quarterly report, references to "Pimi Agro CleanTech, Inc.," "Pimi," "the Company," "we," "us," and "our" refer to Pimi Agro Cleantech, Inc. and its wholly owned subsidiary, Pimi Agro CleanTech, Ltd.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors" in 2010 10K. They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors" in 2010 10K, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Overview

The Company focuses on developing environmentally friendly solutions for extending storability and shelf life of vegetables and fruits. As of the date of this report, the Company is developing five (5) products (CitrusGuard™, SpuDefender™, SweetGuard™, StorGuard™ and OnionGuard) and has started the commercialization of three (3) of these products (CitrusGuard™, SpuDefender™, SweetGuard™).

Currently, the Company is focused on solutions related to the consumed Citrus and Potato crops. Based on recent statistics, Citrus are the largest consumed fruits worldwide.  Total fresh citrus consumed is over 60 million tons a year, and its consumption increases every year mainly in developing countries.  According to the food and Agriculture Organization of the United Nation, the total crop of the 20 major producers of Potatoes in the year 2008 was approximately 259 million metric tons (see: http://faostat.fao.org/site/339/default.aspx).  We estimate that Table Potatoes are 30%-40% of the total world produced potatoes.

All of our products are based on Stabilized Hydrogen Peroxide ("STHP") and food grade acids. These products have the ability to increase shelf life by cleaning, while reducing residue pesticides in consumed fruits and vegetables.

The Company anticipates generating revenue from the sale of its products to growers and packaging facilities in the United States in addition to current sales from the sale of products in Israel.

Management believes that the current trend in reducing the level of pesticides used on fruits and vegetables will encourage potential customers to test our products for use in commercial production.  The Company has already begun testing at several facilities in the United States and anticipates that additional facilities will test the company’s products in the future.

Company History

Pimi Israel was established in 2004 with a vision of  developing environmentally friendly and/or organic alternative solutions to current chemical treatments of fruits, vegetables and grains, thereby improving the well-being of consumers, growers and the environment. Pimi Israel has devoted significant research in developing environmentally friendly solutions for pre and post harvest treatments of fruits and vegetables. The company's technology is based on a unique, patented formulation of Stabilized Hydrogen Peroxide, combined with a controlled distribution system used to apply it.

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

RESULTS OF OPERATIONS –

SIX MONTHS ENDED JUNE 30, 2011 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2010

Total Net Sales:  Total Net Sales increased $106,789  or 199% to $160,500 in the six  months ended  June 30, 2011 from $53,711 for the six months ended June 30, 2010. The increase is due to the commencement of sales of our products on a small commercial scale in Israel.

R&D Expenses: Total net R&D Expenses for the six month ended June 30, 2011 of $ 352,788 increased $65,922 or 23 % from the $286,866 for the six months ended June  30, 2010, due to Increase in cost of materials in the amount of  $66,899, travel and other expenses in the amount of $11,094, partially balanced by decrease in cost of labor and professional services in the amount of $12,071.

General and Administrative Expenses:  General and administrative expenses increased by $10,734, or 7%, in the six months ended June 30, 2011 to $171,847 from $161,113 in the six months ended June 30, 2010 due to increase in labor and professional fee expenses $6,509 and increase in other expenses $4,225.

Loss from Operations:  Loss from operations for the six months ended June 30, 2011 of $364,135 was down $30,133, or 8%, from the loss from operations in the six months ended June 30, 2010 of $394,268 as a result of growth in sales $106,789, partially balanced by increase in R&D expenses $65,922, and increase in G&A expenses $10,734.

Financing Expenses:  Total financing expenses in the six months ended June 30, 2011 amounted to $49,372, which were $34,107 higher than our financing expenses of $15,265 in the six months ended June 30, 2010.  This was a mostly a result of convertible loans interest and beneficial, credit lines usage, higher bank expenses and the change in exchange rates.

Net Loss:  Net loss of $413,507 in the six months ended June 30, 2011 was $3,974 or 1% higher than the net loss in the six months ended June 30, 2010 of $409,533 due to the increase in R&D expenses $65,922, increase in G&A expenses $10,734, and increase in financing expenses $34,107 almost balanced in full by growth of sales $106,789.

THREE MONTHS ENDED JUNE 30, 2011 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2010

Total Net Sales:  Total Net Sales increased $51,086, or 319%,  to $67,089 in the three months ended June 30, 2011 from $16,003 for the three months ended June 30, 2010.  The increase is due to the commencement of sales of our products on small commercial scale in Israel.

R&D Expenses: Total net R&D Expenses for the three months ended June 30, 2011 of $175,479 increased $44,826, or 34%, from the $130,653 for the three months ended June 30, 2010, due to increase in cost of materials in the amount of $35,633, travel and other expenses in the amount of $7,994, and increase in cost of labor and professional services in the amount of $1,199.

General and Administrative Expenses:  General and administrative expenses increased  by $18,073, or 25%,  in the three months ended June 30, 2011 to $91,716 from $73,643 in the three  months ended June  30, 2010  due to increase in labor and professional fee expenses $14,267 and  increase in other expenses $3,806.

Loss from Operations:  Loss from operations for the three months ended June 30, 2011 of $200,106 was up $11,813, or 6%, from the loss from operations in the three months ended June 30, 2010 of $188,293, due to the increase in R&D expenses $44,826, Increase in G&A expenses $18,073, partially balanced by growth of sales $51,086.

Financing Expenses:  Total financing expenses in the three months ended June 30, 2011 amounted to $25,261, which were $9,005 higher than our financing expenses of $16,255 in the three months ended June 30, 2010.  This was a mostly a result of convertible loans interest and beneficial, credit lines usage, higher bank expenses and the change in exchange rates.

Net Loss:  Net loss of $225,367 in the three months ended June 30, 2011 was $20,818, or 10%, higher   than the net loss in the three months ended June 30, 2010 of $204,549 due to the increase in R&D expenses $44,826, Increase in G&A expenses $18,073, and increase in Financing expenses $9,005 partially balanced by growth of sales $51,086.

Liquidity and Capital Resources

As of June 30, 2011, we had liabilities of $600,115 ($699,935 as of December, 31 2010), including $166,173 ($126,275 as of December 31, 2010) of Convertible Bonds $306,727 ($375,529 as of December 31, 2010) of third party liabilities, and $127,215 ($198,131 as of December 31, 2010) was due to related parties.  The amounts due to related parties are for consulting services and salaries.

As of June 30, 2011 we have unused credit lines in the sum of $17,000 and have $285,997 in cash. As of August 1, 2011 we have unused credit lines in the sum of $17,000 and cash on hand in the net amount of $207,000. Currently our net burn rate is approximately $75,000 per month. Thus, we will need additional sums of approximately $150,000 through December 2011, which we expect to secure through revenues iin the 2011 citrus season (the third and fourth quarter of 2011).

The Company has sustained operating losses and its cash needs extend beyond its current resources. Subsequent to August 2011, the Company will exhaust most of its liquidity. In addition, the Company does not have a reliable consistent source of future funding. These factors create an uncertainty about the Company’s ability to continue as a going concern.  The Company is however, in discussions with several entities to provide between $3million and $5million in financing to support the Company’s anticipated growth.

The Company anticipates that it will begin to realize material revenues in the citrus season of 2011 (the third and fourth quarters of 2011), as clients will begin to utilize and pay for the Company’s product and technology, and the Company determined that approximately $0.5 million of additional funding is necessary to bridge the Company to the larger revenue sales that were due to begin in 2011. Realization of revenues is subject to regulatory approval of the relevant regulator, in each country where we intend to deliver, distribute and sell our products, which we currently do not have, except for the state of Israel.

Net Cash Used in Operating Activities for the Six and Three Months Periods Ended June 30, 2011 and June 30, 2010

Net cash used in operating activities, generated from continuing operations was $399,080 and $248,896 for the six months period ended June 30, 2011 and 2010, respectively.  Net cash used in operating activities primarily reflects the net loss for those periods $413,507 and $409,533 respectively, which was reduced in part by none cash stock-based compensation $14,860 and $46,841, respectively, interest and beneficial expenses on convertible bonds $33,872 and $8,692 respectively, and cash (used) provided due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of ($34,305) and $105,104, respectively.

Net cash used in operating activities, generated from continuing operations was $313,333 and $161,274 for the three month periods ended June 30, 2011 and 2010, respectively. Net cash used in operating activities primarily reflects the net loss for those periods $225,367 and $204,549 respectively, which was reduced in part by none cash stock-based compensation $7,301 and $25,365, respectively, Interest and beneficial expenses on convertible bonds $18,465 and $8,692   respectively, and cash (used) provided due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of ($113,732) and $9,218, respectively.

Net Cash Used in Investing Activities for the Six and Three Month Periods Ended June 30, 2011 and June 30, 2010

Net cash used in investing activities was $9,224, and $15,035  for the six month period ended June 30, 2011, and 2010, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment), and fund deposits in respect of employees rights upon retirement.

Net cash used in investing activities was $4,711, and $11,280 for the three month period ended June 30, 2011, and  2010, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment), and fund deposits in respect of employees rights upon retirement.

Net Cash Used in Financing Activities for the Six and three month’s periods ended June 30, 2011 and June 30, 2010

Net cash provided by financing activities was $684,436, and $263,931 for the six  month periods ended June 30, 2011 and 2010, respectively, which is primarily attributable to capital raised in the amounts of $748,118 and $232,703 respectively, (charge) usage of credit lines in  the amount of ($63,682) and $31,228, respectively.

Net cash provided by financing activities was $346,756 and $172,067  for the three month period ended June 30, 2011 and 2010, respectively, which is primarily attributable to capital raised in the amounts of $348,118  and $180,451 respectively, charge of credit lines in  the amount of $1,362 and $8,384), respectively.

Management believes that as a result of anticipated financing in 2011, and with certain revenues to be received from  the sale and delivery of  its products to clients, there will be sufficient capital to meet cash needs for the year ended December 31, 2011. Management believes that the funds received from the new investors will allow us to meet the regulatory requirements and to generate sales of its products CitrusGuard ™ (citrus fruits), SpuDefender™ (table potatoes) and StorGuard™ (sweet potatoes and onions).

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2011. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and therefore may be considered “material weaknesses.”

Based on the size of the Company and depth of accounting personnel assignment of tasks does not allow for proper maintenance of segregation of duties.  Additionally, the Company does not have an audit committee to oversee the financial reporting and disclosure process.

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of June 30, 2011 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting as of March 31, 2011, was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

The material weaknesses we have identified include:

As of June 30, 2011, our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting process:

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

(b) Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes from the risk factors during the six months ended June 30, 2011.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

(1)           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August 2011.

PIMI AGRO CLEANTECH, INC.

By:	/s/ Youval Saly
Youval Saly
Chief Executive Officer
Principal Executive Officer

By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
Principal Accounting and Financial Officer