Form 10-Q
period 2011-09-30
PIMI AGRO CLEANTECH, INC.
filed 2011-11-21
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

The number of shares of common stock outstanding as of September 30, 2011 was 8,541,487.

ITEM 1. Condensed Consolidated Financial Statements

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

Condensed Consolidated Financial Statements
as of September 30, 2011 (Unaudited)

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

Condensed Consolidated Financial Statements
as of September 30, 2011 (Unaudited)

Table of Contents

Page

Condensed Consolidated Financial Statements

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statements of Changes in Stockholders’ Deficit	4 – 9

Consolidated Statements of Cash Flows	10

Notes to Condensed Consolidated Financial Statements	11 – 15

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	99,518	-
Accounts receivable	113,325	128,695
Other current assets	31,592	54,194
Total current assets	244,435	182,889

Property and Equipment, Net	30,067	36,720
Funds in Respect of Employee Rights Upon Retirement	67,934	61,967
Total assets	342,436	281,576
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Credit from banking institution	-	63,216
Accounts payable:
Trade	113,338	164,729
Other	197,300	285,609
Convertible Bonds	169,047	126,275
Total current liabilities	479,685	639,829

Liability for employee rights upon retirement	72,716	60,106
Total liabilities	552,401	699,935

Stockholders’ Deficit
Common stocks of US$ 0.01 par value ("Common stocks"):
30,000,000 shares authorized as of September 30, 2011 and December 31, 2010; issued and outstanding 8,541,087 shares and 7,160,564 shares as of September 30, 2011 and December 31, 2010, respectively	85,410	71,604
Additional paid in capital	4,049,443	3,284,728
Accumulated other comprehensive loss	(61,532)	(69,882)
Accumulated deficit	(4,283,286)	(3,704,809)
Total stockholders' deficit	(209,965)	(418,359)
Total liabilities and stockholders’ deficit	342,436	281,576

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	US dollars (except share data)
	Nine month period ended September 30,		Three month period ended September 30,		Cumulative period from January 14,2004 (date of inception) through September 30,
	2011	2010	2011	2010	2011(*)
	(unaudited)		(unaudited)		(unaudited)
Revenues from sales of products	252,905	110,999	92,405	57,288	796,698
Research and development expenses	(508,052)	(373,629)	(155,264)	(86,763)	(3,360,568)
General and administrative expenses	(268,913)	(266,041)	(97,066)	(104,928)	(1,500,735)
Operating loss	(524,060)	(528,671)	(159,925)	(134,403)	(4,064,605)
Financing expenses, net	(54,417)	(37,003)	(5,045)	(21,738)	(138,347)
Loss from continuing operation	(578,477)	(565,674)	(164,970)	(156,141)	(4,202,952)
Loss from discontinued operation, net	-	-	-	-	(80,334)
Loss for the period	(578,477)	(565,674)	(164,970)	(156,141)	(4,283,286)

Loss per share (basic and diluted)	(0.07)	(0.08)	(0.02)	(0.02)

Weighted average number of shares outstanding (basic and diluted)	8,072,741	6,662,643	8,072,741	6,662,643

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

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock			Accumulated
	Number of shares	Amount	Additional paid in capital	other comprehensive income (loss)	Receipts on account of shares	Accumulated deficit	Total stockholders equity (deficit)
Loss for the period	-	-	-	-	-	(578,477)	(578,477)
Loss on translation of subsidiary functional currency to the reporting currency	-	-	-	8,350	-	-	8,350
Total comprehensive loss							(570,127)

Issuance of 125,000 common stock for cash of US$ 0.8 per share in January 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 125,000 common stock for cash of US$ 0.8 per share in February 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 250,000 common stock for cash of US$ 0.8 per share in March 2011	250,000	2,500	197,500	-	-	-	200,000
Issuance of 368,750 common stock for cash of US$ 0.8 per share in April 2011	368,750	3,688	291,312	-	-	-	295,000
Issuance of 125,000 common stock for cash of US$ 0.8 per share in May 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 12,500 common stock for cash of US$ 0.8 per share in September 2011	12,500	125	9,825	-	-	-	9,950
Issuance of 62,500 common stock and payment of US$ 50,000 in cash as issuance costs (see Note 4G)	62,500	625	(50,625)	-	-	-	(50,000)
Exercise of options	311,773	3,118	-	-	-	-	3,118
Stock based compensation	-	-	20,453				20,453
Balance as of September 30, 2011 (unaudited)	8,541,087	85,410	4,049,443	(61,532)	-	(4,283,286)	(209,965)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars (except share data)
	Nine month period ended September 30,		Three month period ended September 30,		Cumulative period from January 14, 2004 (date ofinception) through September 30,
	2011	2010	2011	2010	2011(*)
	(unaudited)		(unaudited)		(unaudited)
Cash flows from operating activities:
Loss for the period	(578,477)	(565,674)	(164,970)	(156,141)	(4,283,286)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	6,721	5,285	2,270	2,055	37,713
Increase in liability for employee rights upon retirement	16,035	6,297	3,020	978	70,259
Stock based compensation	20,453	65,899	5,593	19,058	237,643
Interest on convertible bonds	50,808	25,404	16,936	16,712	93,148
Interest on stockholders loans	-	-	-	-	(2,409)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	10,217	(16,165)	(53,030)	(21,415)	(110,400)
Decrease (increase) in other current assets	21,265	(18,818)	29,696	15,997	(125,948)
Increase (decrease) in accounts payable – trade	(46,435)	74,849	27,754	(4,133)	105,347
Increase (decrease) in accounts payable – other	(79,675)	49,203	(47,277)	2,065	228,558
Net cash used in operating activities generated from continuing operations	(579,088)	(373,720)	(180,008)	(124,824)	(3,749,375)
Net cash provided in operating activities generated from discontinued operations	-	-	-	-	80,334
Net cash used in operating activities	(579,088)	(373,720)	(180,008)	(124,824)	(3,669,041)
Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(9,136)	(9,493)	88	(2,038)	(64,644)
Purchase of property and equipment	(1,420)	(15,782)	(1,420)	(8,202)	(64,071)
Net cash used in investment activities	(10,556)	(25,275)	(1,332)	(10,240)	(128,715)
Cash flows from financing activities:
Credit from banking institution	(63,556)	(9,126)	126	(40,354)	(3,539)
Proceeds from issuance of common stock and warrants	758,118	253,316	10,000	180,421	3,309,267
Payment on account of shares	-	-	-	-	233,644
Proceeds from issuance of convertible bonds and warrants, net	-	159,808	-	-	159,808
Proceeds from loans from stockholders	-	-	-	-	194,083
Net cash provided by financing activities	694,562	403,998	10,126	140,067	3,893,263
Effect of exchange rate changes on cash and cash equivalents	(5,400)	(496)	(15,265)	(496)	4,011
Increase (decrease) in cash and cash equivalents	99,518	4,507	(186,479)	4,507	99,518
Cash and cash equivalents at beginning of the period	-	-	285,997	-	-
Cash and cash equivalents at end of the period	99,518	4,507	99,518	4,507	99,518

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE1	- GENERAL

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

Since its incorporation (April 1, 2009), the Company does not have any operations other than those carried out by Pimi Israel. The development and commercialization of Pimi Israel's product will require substantial expenditures. Pimi Israel has not yet generated sufficient revenues from its operations to fund its activities, and is therefore dependent upon external sources for financing its operations. There can be no assurance that Pimi Israel will succeed in obtaining the necessary financing to continue its operations. Since inception, Pimi Israel has incurred accumulated losses of US$ 4,283,286 and cumulative negative operating cash flow of US$ 3,669,041.

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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at September 30, 2011 and the results of its operations and cash flow for each of the nine and three month periods then ended.

The unaudited interim financial statements were prepared on a basis consistent with the Company’s annual financial statements on Form 10-K for the year ended December 31, 2010.  Results of operations for the nine and three month periods ended September 30, 2011 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2011.

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

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the nine month periods ended September 30, 2011 and 2010 are as follows:

	US dollars		US dollars
	Nine month period ended September 30,		Three month period ended September 30,
	2011	2010	2011	2010

Net loss used for the computation of loss per share	578,477	565,674	164,970	156,141

	Number of shares
	September 30,
	2011	2010

Weighted average number of shares used in the computation of basic and diluted earnings per share	8,072,741	6,662,643

(*)	The effect of the inclusion of options and convertible bonds for the nine and three month periods ended September 30, 2011 and 2010 is anti-dilutive.

NOTE 4	-	EVENTS DURING THE REPORTING PERIOD

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

I.
On September 1, 2011, the Company entered into subscription agreements with an individual residing in Israel, under which the Company issued 12,500 common stock shares for the total sum of US$ 10,000 (a purchase price of US$ 0.80 per share).  For each share of Common Stock purchased, the Company issued a warrant with an exercise price of US$ 0.80, exercisable until September 1, 2014.

J.
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

Overview

The Company focuses on developing environmentally friendly cleansers and pesticide solutions for extending storability and shelf life of vegetables and fruits. The Company is currently in the research and development stage. As of the date of this report, the Company is developing five (5) products (CitrusGuard™, SpuDefender™, SweetGuard™, StorGuard™ and OnionGuard) and has started the commercialization of three (3) of these products (CitrusGuard™, SpuDefender™, SweetGuard™).

Currently, the Company is focused on solutions related to fresh Citrus Fruits, table potatoes and Sweet Potatoes. Based on recent statistics, Citrus are the most consumed fruits worldwide. World fresh Citrus market is estimated at above 50 million tons per annum. Potatoes are the second largest crop (after grain) worldwide. Total fresh citrus consumed is over 60 million tons a year, and its consumption increases every year mainly in developing countries. According to the food and Agriculture Organization of the United Nation, the total crop of the 20 major producers of Potatoes in the year 2008 was approximately 259 million metric tons (see: http://faostat.fao.org/site/339/default.aspx). We estimate that Table Potatoes which our solution is currently aimed for are 30%-40% of the total world produced potatoes.

All of our products are based on Stabilized Hydrogen Peroxide ("STHP"). These products have the ability to increase shelf life, while reducing residue pesticides in consumed fruits and vegetables.

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

Recently issued accounting pronouncements

1.	ASC Topic 605 - 25 “ Revenue Recognition - Multiple-Element Arrangements ”
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

2.	ASC Topic 718, “ Compensation - Stock Compensation ”
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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2010

Total Net Sales: Total Net Sales increased $141,906 or 128% to $252,905 in the nine months ended September 30, 2011 from $110,999 for the nine months ended September 30, 2010. The increase is due to the commencement of sales of our products on a small commercial scale in Israel.

R&D Expenses: Total net R&D Expenses for the nine month ended September 30, 2011 of $508,052 increased $134,423 or 36 % from the $373,629 for the nine months ended September 30, 2010, due to increase in cost of materials in the amount of $86,195 travel and other expenses in the amount of $25,663 and cost of labor and professional services in the amount of $22,595.

General and Administrative Expenses: General and administrative expenses increased by $2,872 or 1%, in the nine months ended September 30, 2011 to $268,913 from $266,041 in the nine months ended September 30, 2010 due to increase in office and other expenses of $8,664 partially balanced by decrease in labor and professional fee expenses in the sum of $5,992.

Loss from Operations: Loss from operations for the nine months ended September 30, 2011 of $524,060 was down $4,611, or 1%, from the loss from operations in the nine months ended September 30, 2010 of $528,671 as a result of growth in sales of $141,906, partially balanced by increase in R&D expenses of $134,423, and increase in G&A expenses of $2,872.

Financing Expenses: Total financing expenses in the nine months ended September 30, 2011 amounted to $54,417, which was $17,414 higher than our financing expenses of $37,003 in the nine months ended September 30, 2010. This was a mostly a result of convertible loans interest and credit lines usage, higher bank expenses and the change in exchange rates.

Net Loss: Net loss of $578,477 in the nine months ended September 30, 2011 was $12,803 or 2% higher than the net loss in the nine months ended September 30, 2010 of $565,674 due to the increase in R&D expenses of $134,423, increase in G&A expenses of $2,872 and increase in financing expenses of $17,414 almost balanced in full by growth of sales of $141,906.

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2010

Total Net Sales: Total Net Sales increased $35,117, or 61%, to $92,405 in the three months ended September 30, 2011 from $57,288 for the three months ended September 30, 2010. The increase is due to the commencement of sales of our products on small commercial scale in Israel.

R&D Expenses: Total net R&D Expenses for the three months ended September 30, 2011 of $155,264 increased $68,501 or 79%, from the $86,763 for the three months ended September 30, 2010, due to increase in cost of labor and professional services in the amount of $34,666, increase in cost of materials in the amount of $19,296, and increase travel and other expenses in the amount of $14,539.

General and Administrative Expenses: General and administrative expenses decreased by $7,862, or 7%, in the three months ended September 30, 2011 to $97,066 from $104,928 in the three months ended September 30, 2010 due to decrease in labor and professional fee expenses of $12,501 partially balanced by  increase in other expenses of $4,639.

Loss from Operations: Loss from operations for the three months ended September 30, 2011 of $159,925 was up $25,522 or 19%, from the loss from operations in the three months ended September 30, 2010 of $134,403, due to the increase in R&D expenses of $68,501, partially balanced by growth of sales of $35,117 and .decrease in G&A expenses of $7,862.

Financing Expenses: Total financing expenses in the three months ended September 30, 2011 amounted to $5,045, which was $16,693 lower than our financing expenses of $21,738 in the three months ended September 30, 2010. This was a mostly a result of convertible loans interest and beneficial, for the period ended June 30 2011, and credit lines usage, higher bank expenses and the change in exchange rates.

Net Loss: Net loss of $164,970 in the three months ended September 30, 2011 was $8,829, or 6%, higher than the net loss in the three months ended September 30, 2010 of $156,141 due to the increase in R&D expenses of $68,501 partially balanced by growth of sales of $35,117, decrease in G&A expenses of $7,862, and decrease in Financing expenses of $16,693.

Liquidity and Capital Resources

As of September 30, 2011, we had liabilities of $552,401 ($699,935 as of December, 31 2010), including $169,047 ($126,275 as of December 31, 2010) of Convertible Bonds $258,237 ($375,529 as of December 31, 2010) of third party liabilities, and $125,117 ($198,131 as of December 31, 2010) was due to related parties. The amounts due to related parties are for consulting services and salaries.

As of September 30, 2011 we have unused credit lines in the sum of $16,164 and have $99,518 in cash. Currently our net burn rate is approximately $50,000 per month. Thus, we will need additional sums of approximately $100,000 through December 2011, which we expect to secure through revenues in the 2011 citrus season (the fourth quarter of 2011).

The Company has sustained operating losses and its cash needs extend beyond its current resources. Subsequent to May 2012, the Company will exhaust most of its liquidity. In addition, the Company does not have a reliable consistent source of future funding. These factors create an uncertainty about the Company’s ability to continue as a going concern. The Company is however, in discussions with several entities to provide financing to support the Company’s anticipated growth and intends to seek financing in the amount of $600,000.

The Company anticipates that it will begin to realize material revenues in the citrus season of 2011 (the fourth quarters of 2011 and the first quarter of 2012), as clients will begin to utilize and pay for the Company’s products and technology. The Company determined that approximately $0.6 million of additional funding is necessary to bridge the Company to the larger revenue scale that is expected in 2012. Realization of revenues is subject to regulatory approval of the relevant authorities in each country where we intend to deliver, distribute and sell our products. Currently we have regulatory approvals for SpuDefender ™ and CitrusGuard ™ in Israel and for SpuDefender ™ in the U.S. As there is substantial export of citrus fruits form the U.S. to Japan, we are currently examining the regulatory situation in the U.S. with regard to the exportation of citrus fruits from the U.S. to Japan.

Net Cash Used in Operating Activities for the Nine and Three Months Periods Ended September 30, 2011 and September 30, 2010

Net cash used in operating activities, generated from continuing operations was $579,088 and $373,720 for the nine months period ended September 30, 2011 and 2010, respectively. Net cash used in operating activities primarily reflects the net loss for those periods $578,477 and $565,674 respectively, which was reduced in part by none cash stock-based compensation $20,453 and $65,899, respectively, interest and beneficial expenses on convertible bonds $50,808 and $25,404 respectively, and cash (used) provided due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of ($71,872) and $100,651 respectively.

Net cash used in operating activities, generated from continuing operations was $180,008 and $124,824 for the three month periods ended September 30, 2011 and 2010, respectively. Net cash used in operating activities primarily reflects the net loss for those periods $164,970 and $156,141 respectively, which was reduced in part by none cash stock-based compensation $5,593 and $19,058, respectively, Interest and beneficial expenses on convertible bonds $16,936 and $16,712 respectively, and cash used, due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of $37,567 and $4,453, respectively.

Net Cash Used in Investing Activities for the Nine and Three Month Periods Ended September 30, 2011 and September 30, 2010

Net cash used in investing activities was $10,556 and $25,275 for the nine month period ended September 30, 2011, and 2010, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment), and fund deposits in respect of employees rights upon retirement.Net cash used in investing activities was $1,332, and $10,240 for the three month period ended September 30, 2011, and 2010, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment), and fund deposits in respect of employees rights upon retirement.

Net Cash Used in Financing Activities for the Nine and three month’s periods ended September 30, 2011 and September 30, 2010

Net cash provided by financing activities was $694,562 and $403,998 for the nine month periods ended September 30, 2011 and 2010, respectively, which is primarily attributable to capital raised in the amounts of $758,118 and in the amount of $413,124 respectively, and charge of credit lines in the amount of $63,556 and $9,126, respectively.

Net cash provided by financing activities was $10,126 and $140,067 for the three month period ended September 30, 2011 and 2010, respectively, which is primarily attributable to capital raised in the amounts of $10,000 and in the amount of $180,421 respectively and usage (charge) of credit lines in the amount of $126 and ($40,354), respectively.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2011. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and therefore may be considered “material weaknesses.”

Based on the size of the Company and depth of accounting personnel assignment of tasks does not allow for proper maintenance of segregation of duties. Additionally, the Company does not have an audit committee to oversee the financial reporting and disclosure process.

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of September 30, 2011 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting as of March 31, 2011, was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

The material weaknesses we have identified include:

As of September 30, 2011, our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting process:

-	There is a lack of sufficient accounting staff, which results in a lack of segregation of duties necessary for a good system of internal control.

-	The Company does not have an audit committee to oversee the financial reporting and disclosure process.

In light of the forgoing, once we have adequate funds, management plans to hire additional personnel and implement an audit committee charter for oversight of the financial reporting and disclosure process. We believe these actions will remediate the material weaknesses. However, the material weaknesses will not be considered remediate until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

(b) Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes from the risk factors during the nine months ended September 30, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

 None .

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

(1)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of November 2011.

PIMI AGRO CLEANTECH, INC.

By:	/s/ Youval Saly
Youval Saly
Chief Executive Officer
Principal Executive Officer

By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
Principal Accounting and Financial Officer