Form 10-K/A
period 2010-12-31
PIMI AGRO CLEANTECH, INC.
filed 2012-01-09
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35138

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

Critical Accounting Policies

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our accounting policies are described in Note 2 to the financial statements appearing elsewhere in this report. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. Our management believes that, as for the financial statements for the periods included in this report, the going concern assessment is viewed as critical accounting policy. However, due to the early stage of operations of the Company, there are no other accounting policies that are considered to be critical accounting policies by our management.

 Going concern uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated sufficient revenues from operations to fund our activities, and therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. Since inception, we have incurred accumulated losses and cumulative negative operating cash flow. The continuation of our current operations after utilizing the current reserves is dependent upon the generation of additional financial resources either through fund raising or by generating revenues from our products. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations for the Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Total Net Sales : Total Net Sales increased $177,495, or 184% to $274,001 in 2010, from $96,506 for 2009. The increase is attributed mainly to the commencing of sales of our new product CitrusGuard on a small commercial scale on the last quarter of 2010 in Israel. These sales were due to successful results of trials which were done with CitrusGuard in May 2010.

R&D Expenses: R&D Expenses for 2010 of $567,115 decreased $196,714, or 26% from the $763,289 in 2009, due to decrease in cost of salaries and professional services ($297,233). Specifically, the reduction in R&D Expenses was caused by salary cuts, reduced professional consultants services, reduced travel by our management, as well as reduced expenses in connection with regulatory and patent registration. In addition, the reduction of R&D Expenses for the period covered by this report was further impacted by a reduction of R&D activity in our pre-harvest solution, while in 2009 the Company’s R&D efforts was in both pre and post-harvest solutions. This reduction was partially balanced by increase in materials and costs related ($100,519), due to increase in activities of post-harvest pilot lines in Israel, which also caused an increase in the Company’s 2010 revenues in comparison to 2009.

General and Administrative Expenses: General and administrative expenses decreased by $127,304, or 31% in 2010, to $280,499 from $407,803 in 2009, mostly due to decrease in professional fee expenses paid to accounting and legal professionals in 2009 in connection with regulatory filings with the Securities and Exchange Commission.

 Loss from Operations: Loss from operations for 2010 of $573,613 was down $501,513 or 47% from the loss from operations in 2009 of $1,075,126, mainly as a result of the increase in sales ($177,495), decrease in R&D expenses ($196,714) and in G&A expenses ($127,304).

Financing Expenses: Total financing expenses in 2010 amounted to $55,425, which were $53,927 higher than our financing expenses of $1,498 in 2009. These changes were a result of convertible bonds interest ($8,000) and beneficial conversion feature with respect to convertible bonds ($34,340), credit lines usage as well as higher bank expenses and changes in the exchange rates.

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

The Company has sustained operating losses and its cash needs extend beyond its current resources. In addition, the Company does not have a reliable consistent source of future funding. These factors create an uncertainty about the Company’s ability to continue as a going concern. Moreover, the Company’s auditors report expresses substantial doubt as to the Company’s ability to continue as a going concern.

The Company has not yet generated sufficient revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of March 31, 2011, the Company’s management has secured $400,000 investments, and is in the process of attempting to secure an additional $350,000, which will be sufficient for the Company’s short-term cash needs. To that end, to date, such additional financing has not been secured via definitive agreements, and represents only verbal commitments. Accordingly, proposed investors and shareholders are not legally obligated to provide funding for our operations.

The Company has sustained operating losses and its cash needs extend beyond its current resources. In addition, the Company does not have a reliable consistent source of future funding. These factors create an uncertainty about the Company’s ability to continue as a going concern.

The Company anticipates that it will begin to realize material revenues in the Citrus and Potato season of 2011 (the fourth quarters of 2011), as customers will begin to buy the Company’s products and technologies. The Company determined that approximately $450,000 of additional funding is necessary to bridge the Company working plan for 2011. Realization of revenues is subject to regulatory approval of the relevant regulator, in each country where we intend to deliver, distribute and sell our products, which we currently do not have, except for the state of Israel, and the U.S for our SpuDefender™.

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

=============================

===============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2010.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Overview

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company.  In order to evaluate the effectiveness of internal control over financial reporting, our management has conducted an assessment using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our company’s internal control over financial reporting, as defined in rule 13a-15(f) under the Securities Exchange Act of 1934 (Exchange Act), is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by COSO, our management has concluded that our company has a material weakness in internal control over financial reporting as of December 31, 2010.  The weakness exists with regard to segregation of duties, in that one employee does the accounting, accounts payable and banking transactions.  Additionally, the Company does not have an audit committee to oversee the financial reporting and disclosure process. As a result, our internal controls were not effective at December 31, 2010.

Evaluation of the Company’s Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are not effective, as of December 31, 2010, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.37	Subscription Agreement dated December 28, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.38	Warrant dated December 28, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.39	Securities Purchase Agreement dated January 25, 2011 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2011).

10.40	Warrant dated January 25, 2011 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2011).

10.41	Addendum No 1 to Letter of Intent dated January 20, 2009, between Pimi Agro Cleantech Inc, and Vegisafe LLC. (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 12, 2011)

21.1	List of subsidiaries of the Company. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.2	Approval of Office of the Chief Scientist, Ministry of Industry, Trade and Labor, State of Israel, dated April 11, 2007. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

99.2	Approval of Office of the Chief Scientist, Ministry of Industry, Trade and Labor, State of Israel, dated November 12, 2007. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

 *Portions of exhibit 10.20 have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIMI AGRO CLEANTECH, INC.

January 9, 2012	By:	/s/ Youval Saly
Youval Saly
Chief Executive Officer
(Principal Executive Officer)

January 9, 2012	By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Youval Saly	Chief Executive Officer	January 9, 2012
Youval Saly	(Principal Executive Officer)

/s/ Avi Lifshitz	Chief Financial Officer	January 9, 2012
Avi Lifshitz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alon Carmel	Chairman of the Board	January 9, 2012
Alon Carmel

/s/ Nimrod Ben-Yehuda	Chief Technology Officer, Director	January 9, 2012
Nimrod Ben-Yehuda