Form 10-K
period 2011-12-31
PIMI AGRO CLEANTECH, INC.
filed 2012-04-16
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

As of March 31, 2012, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold of $0.80 was approximately $2,640,917. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 31, 2012 was 8,553,987.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Established in 2004, Pimi Israel's technology platform is based on a unique formulation of environmentally friendly Stabilized Hydrogen Peroxide (STHP) which decomposes into oxygen and water. As part of a sustainable agriculture platform, STHP products have world wide patent protection and provide a cost-effective solution for consumers who want to reduce residue chemicals in their fruits and vegetables.

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

Overview

The Company focuses on developing environmentally friendly solutions for extending storability and shelf life of vegetables and fruits. As of the date of this report, the Company is developing six (6) products (CitrusGuard™, FreshProtect™, SpuDefender™, SweetGuard™, StorGuard™ and OnionGuard™) and has started the commercialization of five (5) of these products (CitrusGuard™, FreshProtect™, SpuDefender™, SweetGuard™ and OnionGuard™).

Currently, the Company is focused on solutions related to fresh Citrus Fruits, table potatoes and Sweet Potatoes. Citruses are the most consumed fresh fruits world wide. World fresh Citrus market is estimated at above 50 million tons per annum. Potatoes are the second largest crop (after grain) worldwide. According to the food and Agriculture Organization of the United Nations, the total crop of the 20 major producers of Potatoes in 2010 was approximately 211 million metric tons (see: http://faostat.fao.org/site/339/default.aspx). We estimate that Table Potatoes, which our solution is currently aimed for, are 30%-40% of the total world produced potatoes.

All of our products are based on Stabilized Hydrogen Peroxide ("STHP"), which has the ability to increase shelf life while reducing residue pesticides in consumed fruits and vegetables.

Industry Overview

The fresh fruits and vegetables industry is constantly seeking technologies and methods to prolong shelf life, reduce product deterioration losses and keep freshness of crops. In most cases the only way to prolong shelf life and reduce quality losses is by using chemicals which leave residues. The processed food industry is also using chemicals which leave residues and contaminate water and livestock. Heavy chemicals which leave residue are used also by the seed industry.

Leading retailers and agricultural regulatory bodies such as European Commission of Health and Consumer Protection the “European Commission" or the " EC") and the US Environment Protection Agency (the "EPA"), are increasingly focusing to reducing the use of residue chemicals in treating fruits, vegetables, seeds and soil in favor of environment-friendly alternatives.

In addition, organic food and organic agriculture is rapidly gaining momentum and is advocating chemical and residue-free use from growth, harvest to storage and maintenance. This is strengthened by the relatively new trend to consume low or non-residue produce, which have risen to 20%-25% of consumed produce in developed countries like Netherlands (see "Reducing Residue Rising up Priority List" 78 FGJ 1 February 2008. at: http://www.bcpcertis.com/Certis.bcp/English/Home/News/page.aspx/565?xf_itemId=522&xf_selectionDatapartId=512).

The Company’s management believes that the trend in the market [as may be exhibited by market leaders such as Wal-Mart (see at: http://www.nytimes.com/2011/01/20/business/20walmart.html), Marks & Spencer, Tesco and Sainsbury in the UK and EDEKA chain in Germany] is to replace, as much as possible, fruits and vegetables treated with chemicals which leave residues with fruits and vegetables with no residue or low residue.

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

Accordingly, there is a significant need to find alternative solutions to current chemical treatments for pre- and post- harvest treatments of fruits and vegetables that will provide the following benefits:

•	Reduce spoilage and losses of produce;
•	Extend shelf-life and improve quality of fruits, vegetables and grains;
•	Are non-residue and leave no harmful chemical by-products;
•	Are cost effective; and
•	Are approved for organically produced crops.

With roughly 800 million tons of stored fruits and vegetables annually (see USDA VGS-328/August 27, 2008) world-wide, management believes there is an immediate, addressable market for Pimi’s products. We have learned from retailers that they forecast a shortage of fresh goods – thus the ability to improve storability becomes more critical and valuable.

The Citrus Industry- The Need to Replace Imazalil and TBZ

To date, green mold on Citrus is controlled in the USA and other places, including Israel, by application of the fungicides Ortho-phenyl Phenate (OPP or SOPP), Imazalil, and Thiabendazole (TBZ). However retailers demand to reduce the Maximum Residue Levels (MRL) of pesticides in their fresh fruits has led producers to seek solutions, such as our solutions, aimed to reduce pesticide levels of residues while extending shelf life.

More over, there are pathogens which have developed resistance to the current pesticides. This prevented the packers from effectively manage decay control pathogen's. The combination of these two factors has posed an urgent need to identify an alternative to current packing methods. Pimi’s solution may reduce the Imazalil level from today’s MRL of 5 ppm to 1 ppm, while not adding any Fungicide material and improving yield losses.

The Potato Industry - the Need to Replace CIPC and prolong shelf life

Potatoes are the fourth largest crop in the world. According to the food and Agriculture Organization of the United Nations, the total crop of the 20 major producers of Potatoes in the year 2010 was approximately 211 million metric tons (see: http://faostat.fao.org/site/339/default.aspx). We estimate that Table Potatoes are 30%-40% of the total world produced potatoes (see also "The Market" elsewhere in this report). In developed countries roughly one third of the crop is used for direct use by households (table potatoes) and the rest for processing, such as chips/crisps and French fries (processed potatoes). In non-developed countries, 80% of the crop is used as table potatoes and the rest as processed potatoes. Therefore we estimate that the annual crop of potatoes is divided between 35% table potatoes and 65% processed potatoes.

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

CICP is a high stable chemical compound, therefore it has high residue where ever it is applied. Today CIPC is applied in storage rooms as well as in packing houses before distribution to retailers. Therefore its residues can be found on the walls and floors of storage houses, on the processing lines, in water used for washing the potatoes and also in livestock which are fed with the potatoes peel.

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

Our Products and Technology

As of the date of this report, Pimi develops, tests and markets three lines of products: the first, includes cleansers for treatment of fruits and vegetables on packing lines, prior to distribution. This line of products includes: CitrusGuard™ and FreshProtect™ for treatment of mandarins, oranges, grapefruits and lemons, and SweetGuard™ for treatment of sweet potatoes; the second is a sprout control line of products which include SpuDefender™, for the treatment of stored table potatoes, the third, a storage control line of products which includes StorGuard™ for the treatment of vegetables such as broccoli and cabbage and OnionGuard™ for the treatment of storage of onions.

Citrus Treatment Products

CitrusGuard™ and FreshProtect™

In March and April of 2010, we successfully completed small scale trials, as well as commercial trials, applying CitrusGuard™, for the treatment of mandarins, which is one of the most sensitive and problematic Citrus, as well as treatment of grapefruits. CitrusGuard™ is designed for cleaning citrus fruits surface prior to waxing. Cleaning of surface reduces decay of Citrus fruits which may occur during storage, shipment and shelf life.

The trials were carried out with Mehadrin Pri-Or (“Mehadrin”), the largest packing house in Israel, which exports citrus fruits to the United States and Europe. In these trials, CitrusGuard™ demonstrated superiority in extending shelf life, compared with the current treatment that is being used, which requires almost double the amount of pesticides to reach the required shelf life.

As a result of these commercial trials, Mehadrin has decided to implement CitrusGuard™, in the cleaning process of its packing lines for commercial usage. Those lines pack mainly mandarins and grapefruits and small volumes of oranges and lemons as well. The total quantity of citrus fruits which was treated by our product in the season of 2010-2011 is over 50,000 tons.

In January 2011, we successfully concluded a trial on easy peel Citrus in commercial scales with Sun Pacific Inc, one of the leading packing houses in California, U.S.A. The trial was successful and showed significant advantages of FreshProtect™ in comparison to current treatments and materials, while reducing dramatically the residue level of pesticide on citrus fruits. As a result of the trial Sun Pacific has decided to implement FreshProtect™ on one commercial line subject to obtaining EPA registered label for FreshProtect™, which allows the packaging house to export and distribute the Citruses abroad.

In October 2011, we successfully concluded a trial on naval oranges in commercial scales with Paramount Inc., another leading packing house in California, U.S.A. The trial was successful and showed significant advantages of FreshProtect™ in comparison to current treatments and materials, while reducing dramatically the residue level of pesticide on citrus fruits. As a result of the trials Paramount has decided to implement FreshProtect™ on one commercial line subject to obtaining EPA registered label for FreshProtect™, which allows the packaging house to export and distribute the Citruses abroad.

Sweet Potatoes Treatment Products

SweetGuard™

According to the United States Sweet Potato Council Inc., the United States produces approximately 1.8 billion pounds of sweet potatoes a year, with an average crop value of $400 million.

In January, 2010, we completed our first commercial trial utilizing SweetGuard™ for treatment of sweet potatoes. Similar to Pimi’s CitrusGuard™, SweetGuard™ is designed for improving sweet potatoes cleaning properties. SweetGuard™ causes sweet potatoes bright appearance due to its cleaning effects.

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

As of the date of this report, we have finalized successful on line treatment with one of the biggest Sweet potatoes packers, located in the U.S., and we have started to supply the product for on going commercial test that is conducted at the date of this report.

Potato Treatment Products

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

SpuDefender™ is an external treatment, and therefore, after washing it leaves no residue. At the end of the application process the active ingredient of SpuDefender™ decomposes into water and oxygen, unlike existing chemical alternatives, such as Isopropyl N-(3-chlorophenyl) Carbamate ("Chlorpropham" or "CIPC").

The market for SpuDefender™ is mainly for stored table potatoes.

Starting 2009 and following consummation of our joint venture with VegiSafe LLC (see “Customers and Partners” elsewhere in this Report), Pimi presented in the United States (under the label VegiSafe) the new concept of CIPC-free table potatoes. As a result, at the date of this report we conduct trials with one of the biggest fresh potatoes suppliers in U.S. utilizing SpuDefender™ to inhibit sprouting in storage and implementing it on a packing line. We expect to receive the results of these trials towards September 2012.

Storage Control Line of Products

StorGuard™

StorGuard™ was developed for extending the shelf life of fruits and vegetables in storage, by reducing air pathogens in storage rooms, a treatment which improves storage conditions. StorGuard™ enriches storage room with Oxygen and humidity, which are key factors for good storability process. The active ingredient of StorGuard™ is STHP, which has abilities to oxidize air spores [see EPA Hydrogen Peroxide (000595) Federal Register Notices at: http://www.epa.gov/pesticides/biopesticides/ingredients/fr notices/frnotices 000595.htm].

OnionGuard™

At the date of this report there is no known effective treatment to reduce Botrytis Neck Rot and Aspergillus Black Mold, which are the two main onion diseases. The two diseases can damage up to 40 percent of an onion harvest. On October 2009, we started a trial with Idaho State University and McCain Foods Limited (“McCain”) to extend storability of onions by using OnionGuard™, which is a formula of our StorGuard™. We have run a trial comparing OnionGuard™ to current storage without any treatment. The test was performed in cooperation with McCain, which stores onions for its onion rings production line and encountered storability problems. The results received in June 2010 have shown improvement of storability in room temperature, as well as in cold storage temperature, of up to 40%. After six months of storage, defects were reduced from 35 percent to 15 percent. The trial’s results were presented to one of the leading retailers in the US who have ordered commercial test of 20,000 pounds of onions, which started on October 2010, under the supervision of the Washington State University. Initial results from January 2011 presented high performance of OnionGuard™. The trial was not completed due to release of the onions to the market prior to the receipt of final results.

Pimi anticipates starting EPA registration of OnionGuard™ as a pesticide once it completes the financing for development plans.

Products planned for Research and Development

Pimi plans to extend its line of products in the coming years by devoting substantial R&D for other areas, where we have identified a market need for environmental friendly solutions. As of the date of this report, the progress of product development is delayed until sufficient funds are raised.

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

Pimi has embarked on a R&D plan for potato-seed applications, aimed for the development of an innovative, holistic and ecological solution to treat potato seeds throughout their lifecycle, which was approved for receiving grants from the Israeli Chief Scientist Office (see "Governmental Support" elsewhere in this report). SeedGuard ™ is designed to provide added-value to the seed producer and potato growers owing to its long lasting disinfectant effect, versus existing aggressive chemical treatments which are not environmental friendly solutions.

Management estimates that additional substantial R&D is required to tailor SeedGuard™ to specific seeds, which will take several years of work. Therefore management has decided to postpone the development of this product until full commercialization of its other products.

Our Technology

Pimi’s technology for increasing the storability and shelf life of fruits and vegetables is based on a unique proprietary solution using only edible product and proprietary designed delivery system.

Active Ingredient - Stabilized Hydrogen Peroxide solution (STHP)

Pimi has developed a patented Stabilized Hydrogen Peroxide (H2O2) formula which includes other edible ingredients. Hydrogen Peroxide is widely used in various industrial applications, such as: rocket fuel, wound disinfection, hair coloring and teeth whitening. The formulations were developed by Nimrod Ben Yehuda, Pimi’s co-founder, with the assistance of leading research institutes, which include the Hebrew University of Jerusalem, the Volcani Institute of Agricultural Research and the Technion – Israel Institute of Technology.

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

Manufacturing Process Supply of Raw Material

Pimi’s products are currently produced by Solvay Chemical International S.A in their plant located in Houston, TX ("Solvay") and also by Zohar Dalia Ltd in Israel. Solvay is one of the leading world-wide producers of Hydrogen Peroxide. Solvay manufactures STHP for us and we anticipate that Solvay will produce our products for North America.

Transportation and Storage of our Products

Hydrogen Peroxide is a common chemical sold and transported worldwide in 50% concentrations. Transported Hydrogen Peroxide in such concentrations is defined as dangerous goods by the industry.

We have decided to supply our products with stable Hydrogen Peroxide and at low concentration of only 20%, which is graded as low product risk. At this grade of risk the product should be transported by certified truck drivers, and the truck should be marked with special signs. The product should be transported together with Material Safety Data Sheets (MSDS) which show the dangers related to the product and the safety procedures, including how the product should be handled.

Hydrogen Peroxide is an aggressive oxidizer and will corrode many materials. Hydrogen Peroxide should be stored in a cool, dry, well-ventilated area and away from any flammable or combustible substances. It should be transported in special tanks and vehicles and should be stored in a container composed of non-reactive materials.

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

Intellectual Property

We have developed a significant intellectual property portfolio of patents. We believe that our intellectual property portfolio, coupled with our strategic relationships (see "Customers and Partners") and accumulated experience in the field, gives us an advantage over potential competitors. In 2010 we have filled two new provisional patents that cover new developed products and technologies we started to implement at the end of this year. In 2011 we have filed a PCT on one of them and we anticipate to 2nd provisional as PCT this year. We currently maintain the following patents (for the agreement of the transfer of the rights in the patents and patents applications to us, see "Certain Relations and Related Parties transaction"):

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

Regulatory Approval of Pimi's Products

Products such as StorGuard™ and SpuDefender™ have to be approved by regulators before usage as post-harvest chemicals. CitrusGuard™, FreshProtect™, as well as SweetGuard™, which are cleansers, are treated differently by regulators in each country it will be sold in. The following description will relate to the countries in which the Company intends to sell its products in the following year.

Regulatory Process in the United States

The U.S. regulatory authority in charge of the approval of our product is the Environmental Protection Agency (EPA) as well as the FDA. The FDA regulates cleansers and EPA regulates pesticide chemicals used in foods through a regulatory tolerance publication process. Under EPA regulations, specific pesticide chemicals may be used in specific foods for particular reasons. The amount and kinds of pesticide chemical residues permitted to remain on food vary according to FDA regulation. Although the EPA establishes pesticide use tolerances and exemptions from tolerances for pesticide residues by its regulations, FDA enforces the EPA regulations through several provisions in the Food, Drug and Cosmetic Act.

In order to issue its approval for the use of such products, the EPA requires that we will show, through a series of physical and chemical tests done by approved laboratories, that the registered product conforms to regulatory requirements and meets minimum standards of safety to humans and the environment. While the EPA does not require submission of efficacy data, EPA does hold companies responsible for insuring that the performance of a product conforms to label claims.

At the date of this report, we have received the EPA approval for our SpuDefender™ and also approval of the State of Wisconsin. This will enable us to sell SpuDefender™ for commercial use in this state.

On August 2011 we filed applications to the EPA and the EPA of the State of California (“EPA CAL”) for their approvals for CitrusGuard™ and FreshProtect™. Our management, together with our consultant, has met with the EPA and the EPA CAL and has received positive reactions for our applications. Currently we are in the process of discussions with the EPA and the EPA CAL on the compatibility of CitrusGuard™ and FreshProtect™ for citrus which are exported from the US to Japan. We forecast to finalize the process prior to June 2012, and conduct commercial use performance prior to coming Citrus season in the US, meaning October 2012

Regulatory Process in Israel

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

We have been advised by our advisors that in order to register our product in the European Community the complete Dossier for inclusion of Hydrogen Peroxide on "Annex I" of EU Directive 91/414 must be approved by the European Commission ("Annex I Listing"). Such file has to include documentation and information concerning the active ingredient (in our case Hydrogen Peroxide). Important elements of such documentation are toxicological and eco-toxicological profile of the molecule and eventual dangers and hazards coming from human exposition. An example of use of this substance in “formulated “product has to be also presented, and the most important element of this part is demonstration of the efficacy – prove of the activity of the product declared on the label.

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

We have entered into agreements with several companies specialized in the supply of agriculture products, primarily in the US, , as further detailed below.

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

The Joint Venture will market, sell and distribute Pimi's technology throughout the United States, on an exclusive basis, and throughout Canada and Mexico, on a non-exclusive basis. VegiSafe will market and handle the sales activities of the Joint Venture. VegieSafe intends to seek retailers and major distributors in the U.S., which will recommend its producers and suppliers to manufacture and supply CIPC-free potatoes, or CIPC-free potato products. The exclusivity of the Joint Venture is subject to fulfillment of certain milestones of annual sales as herein described. We will have 70% of the rights in the Joint Venture and will nominate two of its directors; VegiSafe will have 30% of the rights, and will nominate one director. We will grant a sub-license to the Joint Venture for the use of our patents and technology, relating to the products and to any new product developed by us, for the term of the Joint Venture.

We were obligated to continue to operate the Joint Venture so long as certain trigger events occur prior to December 31, 2009. The Trigger event is defined as: an event, where any retailer and any fast food chain, or any major packaged, frozen or snack food marketer, or any major or national vegetable (or fruit) growers and major or national distributors in the U.S expresses an interest in launching CIPC free potatoes or CIPC free potato products at any Retailer or by any distributor, by requesting its supplier/s to use our technology for potatoes or potato products, in order to produce or to supply CIPC free potatoes or CIPC free potato products for its consumption.

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

As of the date of this report VegiSafe has not complied with the above milestones and we have not taken any actions against VegiSafe with this regard.

VegiSafe will invest in the Joint Venture an aggregate amount of $250,000 which will be used to cover expenses reflected in a budget prepared for the Joint Venture, and approved by VegiSafe and Pimi. The Joint Venture will use the VegiSafe Trade Mark as the trademark for fruits and vegetables, which will be treated by our products and are CIPC free. Any additional investment in the Joint Venture in excess of the $250,000 shall be contributed by the parties according to their share in the Joint Venture upon mutual consent, taking into account the Joint Venture's business and its needs.

The Joint Venture focused on SpuDefenderTM and therefore on August 9, 2010 we have signed an Addendum to the Agreement dated January 20, 2009 with VegiSafe, under which we agreed to expand the activities of the Joint Venture in the US to Sweet Potatoes, Yams, Onions, Cabbages and Mushrooms. In addition we have agreed to expand the activity of Joint Venture in the US to Citrus fruits, provided VegiSafe will bear all the costs and expenses, which in our opinion are reasonable for the progress of the distribution and the implementation of our CitrusGuard™ in the US.

As of the date of this report, VegiSafe introduced our products and technology to one of the major retail chain in the US who has, in turn, introduced us to their suppliers of table potatoes, citrus, onions and sweet potatoes, in order that we shall present to these suppliers the efficacy of our products.

US toll manufacturer

Leading toll manufacturer of food grade formulations supplies our products in the US under our name, in accordance with a non exclusive oral agreement. This toll manufacturer follows ISO, GMP and Food grade quality programs at its sites and is responsible for keeping standards of the products and for supply of the products within specifications and within required shelf life.

Zohar Dalia

Zoahar Dalia is the manufacturer of our Products in Israel. It manufactures our products under our name in accordance with an oral agreement. Zohar Dalia follows ISO and GMP quality programs at its site, and is responsible for keeping the standards of the products and to supply our products with in specifications and with in required shelf life.

Mehadrin Pri-Or

Mehadrin Pri-Or (“Mehadrin”) is the biggest distributor and exporter of Citrus fruits in Israel. Mehadrin is exporting approximately two thirds of the Israeli Citrus crop to Europe, US, Canada and the Far East. Mehadrin has its own orchards and packing houses and they also purchase packed fruits from other farmer and packing houses. We have started to work commercially with Mehadrin on October 2010, implementing our CitrusGuard™ on one packing line of Grapefruits. On January 2011 we have started treating with CitrusGuard™ additional 2 packing lines of Clementine. During the citrus season of 2011 we have entered into 5 additional packing lines and we anticipate treating with our CitrusGuard ™ up to 80,000 tons of Citrus fruits until the end of the current season (April 2012).

Sun Pacific Inc.

Sun Pacific is one of the biggest suppliers of fruits and vegetables in the United States, leading in citrus, tomatoes, and grapes.

Sun Pacific is one of the leading packing houses in the U.S. for clementines and oranges. Pimi was introduced to Sun Pacific by a major retail chain in the U.S., to whom Sun Pacific supplies its produce. During the months of December 2010 until February 2011 we have conducted a trial in Sun Pacific’s Mandarins packing house, at Maricopa CA, which is, to management best knowledge, the biggest Clementine’s packing house in the U.S.

The trial was conducted on one of the commercial lines using FreshProtect™treatment, which was compared to current cleaning and waxing treatment. The trial results have shown that applying FreshProtect™ on Clementine improves the shelf life of the fruits versus the current treatment.

In February 2011, Sun Pacific notified us that they have decided to implement FreshProtect™ on one of their packing lines at Maricopa CA, subject to obtaining by us an EPA approval for export needs. We anticipate commencing commercial treatment with our FreshProtect™ at Sun Pacific's site at season starting on December 2012.

Paramount Inc.

Paramount is one of the biggest suppliers of oranges and lemons for local supply in, as well as for export from, California.

During the months of September 2011 until December 2011 we conducted a trial in Paramount Oranges packing line, at Delano CA, which is, to management’s knowledge, one of the biggest citrus sites for oranges and Lemons under one packing house in the U.S.

The trial was conducted on one of the commercial lines using FreshProtect™. We await approval of our FreshProtect label by the EPA in order to commence treatment with FreshProtect™ by Paramount on commercial level.

Addressable Market of our Products

Fresh Citrus Fruits

Total World Production of Fresh Citrus Fruits (1000 metric tons)*

	Oranges	Tangerines and Mandarins	Grapefruits	Lemons and limes	Total(1)
2008-2009	51,751	19,864	5,228	6,372	83,215

2009-2010	49,360	21,810	5,458	5,911	82,539

2010-2011	51,379	20,280	5,163	6,314	83,136

2011-2012	51,352	21,550	5,390	6,272	84,564

* The data refer to total production of selected major countries.

Source: Foreign Agriculture Service/USDA Office of global Analysis - see: http://www.fas.usda.gov/psdonline/circulars/citrus.pdf

(1) Management estimates that 70% of these quantities are consumed citrus and the balance is used by the industry for juices.

Potatoes

Top Ten Potatoes Producers 2010 (1000 metric tons)

Country	Production
China	74,799
India	36,577
Russian Federation	21,140
Ukraine	18,705
United States of America	18,016
Germany	10,201
Poland	8,765
Bangladesh	7,930
Belarus	7,831
Netherlands	6,843

Source: Food and Agricultural commodities production/ FAOSTAT – Food and Agriculture Organization of The United Nation – see: http://faostat.fao.org/site/339/default.aspx.

According to the Food and Agriculture Organization of the United Nation, the total crop of the 20 major producers of Potatoes in the year 2010 was approximately 211 million metric tons (see: http://faostat.fao.org/site/339/default.aspx). We estimate that Table Potatoes are 30%-40% of the total produced potatoes.

Competition

Competition with our CitrusGuard ™ and FreshProtect™

CitrusGuard™ and FreshProtect™ are formulated to clean Citrus Fruits on packing lines. Good cleaning practice reduces the surface dirt and soil and by that reduces microflora load prior to waxing the fruits with pesticides that prevents mold contamination, during its storage, transportation and shelf life. CitrusGuard™ was developed in order to reduce residue treatments of pesticides such as Imazalil and TBZ, which are the current treatment.

As of the date of this report, we are not aware of any other product, which has the same characteristics of non residue chemicals while processing the same pre-cleaning process. However, our management forecasts that service providers for packing houses, who supply all the materials, required for packing lines, such as Decco Ltd, and Pace International, LLC will try to develop other products or working methods which have the same abilities, in order to compete with our CitrusGuard™ or FreshProtect™.

Competition with our SpuDefender™

The manufacturers and distributors of CIPC are large chemical companies such as Cerits Europe B.V, Loxan B.V, Aceto Agriculture Chemical Corporation, United Phosphorous limited, Mirfield Sales Services Limited, Standon Chemicals limited, Atlas Crop Protection Limited and Whyte Agrochemical LTD. These manufacturers have promoted the "CIPC Stewardship Action Plan 2008" for the UK, which was introduced in order to monitor and control the application of the CIPC, in order not to exceed the current EU MRL of 10mg/kg, and at the same time to enable the continued use of CIPC in the UK. We expect significant competition from these manufacturers and distributors of CIPC.

At the same time, there are several products which aim to substitute the CIPC which are in potential competition with our SpuDefenderTM:

•	Greenvale, UK, launched the Ethylene gas solution that may control sprouts at low dosage. It has been used in some storage rooms in Europe. In management’s opinion the Ethylene has some disadvantages: it requires relatively expensive equipment for its distribution and after potatoes are released from storage accelerated sprouting occurs.

•	Certis, Belgium, launched the Caraway oil extract, however, in Management’s opinion, this substitute is not demonstrating an ability to replace CIPC due to fact that it is not palatable and it affects the fry colors.

•	Certis also manufactures Clove oil which, in Management’s opinion, has several disadvantages: the oils affect taste and aroma, as well as cooking and fried taste. To the best of management’s knowledge the Industry banned it due to bad fry colors.

•	Other products are: 1.4-Dimethylnaphthalene (1.4-DMN) and 2,6-Disopropylnaphthalene: this two synthetic hormones are the replication of natural hormones within the potato that induce and prolong its dormancy. This chemicals application in combination with CIPC can control effectively sprouting but has no disinfection capability, to the best of management’s knowledge. The compounds are several years in the US market with no significant presence.

•	There are several other hydrogen peroxide products that claim, as Pimi claims, substantial bacteriologic control abilities. To the best of Management’s knowledge, all of these products are based on HP and Acetic & Peracetic acide. These compounds are used in the food industry for more the 60 years and are very effective as disinfectant but limited in scope; in the niche of fruits and vegetables the application suffers several disadvantages, and in particular they have no long-term effect as disinfectant.

Competition with our StorGuard™

StorGuard™ is used mainly to increase shelf life and storability of crops, such as Cabbage, Broccoli and Onions. As of the date of this report and to Pimi’s best knowledge there are other methods to increase storability as described herein:

•  Ozone – Ozone started to be popular solution to prevent air pathogens in storage rooms. Management believes this solution has health risks, since people may be exposed to carcinogenic residues.

•  Chlorine-Dioxide – a strong chlorination detergent which aerosols the room with Chlorine. Chlorine is not welcomed by the industry due to the fact that it may create connections with the surface of the produce, and, to management's knowledge, it may create a carcinogenic compound. This product is aggressive for the workers its and residues stay in the air. This product has significant smell and odor that may remain on the product during its shelf life.

Competition with our OnionGuard™

OnionGuard™ is intended to increase storability of the produce. As of the date of this report, we are not aware of any competing products to OnionGuard™.

Competition with our SweetGuard™

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

Strategy

Since the trend in the market which is lead by big retail companies, is to increase freshness while reducing residue pesticides in consumed goods, we have adopted a strategy, under which we shall create awareness of the retail companies, as well as their suppliers, to our solutions which meet the market trend.

After presenting our solutions to market leaders, they usually connect us to their suppliers, in order that we shall present the suppliers with our solutions. Then usually we will run Beta site trials, and there after commercial trials, with these suppliers. Once we present success in these trials, we approve the product by the regulator, and then start selling our product to these suppliers.

Under this strategy we have established our Joint Venture with VegiSafe LLC, whose parent company - Earthbound LLC - is engaged in consulting to mass market retail companies and major supermarket chains in North America, in brand development. Our Joint Venture has contacted already with major retail chain stores in the U.S. See “Customers and Partners”, elsewhere in this report.

We plan to sell Pimi’s solutions to farmers and growers with large storage houses, to storage providers, and to packing companies. Initially, we will sell our products through local distributors who serve this target market. Once we establish a foothold in the market, we will attempt to establish strategic relations with several large distributors and licensed firms who already have a regional distribution network. This will enable us to rapidly increase our global market share and coverage without investing in building a global distribution network from scratch. At this stage, based on this model, we will furnish the know-how of our technology to these strategic partners, which will be responsible for ordering the product from our OEM manufacturers and marketing and sales activities, enabling us to focus on developing additional products. The distributors will also be in charge of marketing of our products, and we intend that each distributor will be obligated to minimum sales. We intend to support our distributors with technical support, research and tests results, and professional's publication relating to our products. We will also support our distributors in the education of the market, in regulating of our products and with professional advice.

Pimi’s distributors will purchase our solution from us, and we will deliver it to the customers through our OEM producers. The distributors will be trained by our technical team and will be responsible for recommending, training, and optionally also designing and installing the required systems that distribute the products in the storehouses and packing lines. For customers who do not have the required systems, we and our distributors will either provide one at a cost to be determined or alternatively, bundled with a minimum order of goods.

Employees

As of the date of this report, we employ 4 full-time and 2 part time employees.

Corporate Development

Subject to additional fund raising and regulatory approvals, management plans to expand the Company’s activity to the U.S., Mexico, Chile, Turkey and Morocco as the markets for our CitrusGuard™ and FreshProtect™, and mainly to the U.S as our major market for all our other Products.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the years ended December 31, 2011, and 2010 our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the company.

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

In order to continue our operations, without expanding our activities, we estimate that we will need minimum capital in the sum of $500,000 starting April 1, 2012 through the end of 2012. As of March 31, 2012 we have unused credit lines in the sum of $16,000 and $550,000 in cash. Currently our net burn rate is approximately $50,000 per month. Thus, we anticipate we will not need additional investments through December 31, 2012.

If we are unable to obtain such additional capital as discussed above, we will be required to limit our operations to the US and Israel only, and will extend our activities to other countries, only after such capital is raised.

We may face significant competition from other companies looking to develop or acquire new alternative environment-friendly solutions for the treatment of fruits and vegetables.

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

During the year ended December 31, 2011, we incurred net losses in the sum of $606,866. Since we have started our operation in 2004 and until December 31, 2011 we incurred accumulated losses in the sum of $4,311,675. We expect to continue to incur losses for the fiscal year ended December 31, 2012. Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

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

A critical key to our success and ability to expand our business is our ability to obtain regulatory approvals in United States and in other countries for the use of our products. The regulatory approvals of some of our products are dependent, on trials to show the efficacy or the non toxicity of our products, and are time and cost consuming. Such registration filling might take longer period than expected, and it might delay obtaining such regulatory approvals, or might cause delay in starting operations on a large scale in these countries and other jurisdictions. We currently have EPA registration for our SpuDefender™ product. We are awaiting approval for our filing for registration of FreshProtect™.

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

Our products and technology have been tested in numerous trials, in the U.S and in Israel on vegetables and fruits varieties which are grown in hot climate, as well as storage rooms with refrigeration, and also on certain type of processes which are used in these countries. We still need to present efficacy in other climates and other countries with different types of processes than those we have presented performance with our products.

We rely on our Technologies to successfully develop and market new and existing products.

Our product has been tested in multiple commercial and small scale tests. Some of our products are still under evaluation in Beta sites trails in the US with leading vegetables and fruits packers and suppliers. It is possible that the results from these large scale tests may show lower efficacy than tests conducted previously, and may require some product improvements as well as possible changes in the application and usage protocol. These factors may significantly delay our products' introduction to market. Likewise, we cannot be sure these products will be commercially viable, and have no assurances that we will be able to expand upon our current product offerings or that any such expansion will result in revenues to the company.

We rely on rapidly establishing global distributorship network in order to effectively market our products.

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

For example, in the 2009-2010 potato seasons, parts of Europe experienced a very dry period prior to the picking of potatoes. This condition affected the storability of the potatoes and, as a result, we were required to release one store room earlier than anticipated.

In such instances, we may suffer a decrease in revenues as a result of a smaller storage volume of rooms or shorter storage period. While as of December 31, 2011 climate change events did not influence us materially, we anticipate that once we will increase our operations, and certain territories will experience significant climate change, such as above-common rains, heat waves, dry air conditions, and unusually cold or prolonged cold weather conditions, such events may materially impact our financial results.

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

As of the date of this report, all of our sales are made in Israel,.

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

Risks Related to Share Prices

The Shares are an illiquid investment as there is presently limited market for our Shares, and transferability of the Shares is subject to significant restriction.

There is presently a limited market for our shares, and we cannot be certain that a public market will become available, or that there will be sufficient liquidity to allow for sale or transferability of the shares within the near future. Therefore, the purchase of our Shares must be considered a long-term investment acceptable only for prospective investors who are willing and can afford to accept and bear the substantial risk of the investment for an indefinite period of time. There is a limited public market for the resale of our Shares. A prospective investor, therefore, may not be able to liquidate its investment, even in the event of an emergency, and Shares may not be acceptable as collateral for a loan.

Because We May Be Subject To The “Penny Stock” Rules, You May Have Difficulty In Selling Our Common Stock.

If market activity develops for our common stock and our stock price is less than $5.00 per share, our stock may be subject to the SEC’s penny stock rules. These rules impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own. According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company and its subsidiary currently lease office space at Kibutz Alonim. The Company currently pays monthly rent of $1,000 (3,700 NIS) plus VAT per month pursuant to a 12 month lease started Jan 1, 2012 until December 31 2012.

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

Holders

As of December 31, 2011, the approximate number of stockholders of record of the Common Stock of the Company was 67.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Stock

On March 9, 2012 Pimi closed a private placement in the aggregate amount of $626,000 (the “Private Offering”). The Company issued 62,600 shares of Series A Preferred Stock, par value $0.01 at a purchase price of $10.00 per share to 19 accredited investors and 19 non-accredited investors. Financial West Group, a FINRA registered broker dealer, served as placement agent in connection with the Private Offering. The holders of shares of Series A Preferred Stock shall be entitled to receive dividend cash payments of 9% per annum, payable in quarterly installments, and subject to conversion. Upon the closing of the Company's next round of financing, provided such closing occurs within twelve (12) months following the execution of the Closing in which Subscribers receive the Series A Preferred Stock, and further subject to minimum proceeds of $2,000,000 being raised in such investment (the "Next Round of Financing"), the Series A Preferred Stock shall automatically be converted into fully paid, nonasseable shares of Common Stock, $0.01 par value per share, of the Company (“Common Stock”). In the event that the closing of the Next Round of Financing has not occurred by November 30, 2012, each share of Series A Preferred Stock shall automatically be converted into fully paid, nonassesable shares of Common Stock. Notwithstanding, the holders of Series A Preferred Stock shall be entitled to convert each share of the Series A Preferred Stock into fully paid, nonassesable share of Common Stock, at a price of $0.80 per share. All and any shares of Series A Preferred Stock shall be automatically converted to the Common Stock and canceled on November 30, 2012, and, if converted to the Common Stock on an earlier date, the shares so converted shall be canceled on the date of their respective conversion.

On March 8, 2012 the company entered into a subscription agreement with one individual residing in Israel for the total sum of $ 10,000 at a purchase price of $0.80 per share, and issued to this investor 12,500 shares of its Common Stock. For each share of Common Stock purchased, the investor or a third party on his behalf received a warrant with an exercise price of $0.80, exercisable until March 2, 2014.

On March 2, 2011 the Company entered into subscription agreements with 4 individuals residing in Israel for the total sum of $100,000 at a purchase price of $0.80 per share, and issued to the investors 125,000 shares of its Common Stock. For each share of Common Stock purchased, the investors received a warrant with an exercise price of $0.80, exercisable until March 2, 2013.

On January 24, 2011, the Company entered into an agreement with an individual residing in Israel and Israeli private investment company. Pursuant to this agreement, the investor invested a total aggregate sum of US $500,000, at a purchase price of $0.80 per share, and the Company issued to the investor 625,000 shares of its Common Stock. For each share of Common Stock purchased, the investor received a warrant with an exercise price of $0.80, exercisable until December 31, 2012.

On June 29, 2011, the holder of our convertible bonds notified us of his decision not to exercise the conversion rights and elected for repayment of the bonds. The Company is negotiating the terms of bonds' repayment with the holder, and the bonds are represented in the Company's financial statements as of December 31, 2011.

All proceeds received were utilized for working capital purposes.

No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, the majority of which were accredited investors, business associates of Pimi or executive officers of Pimi, and transfer was restricted by Pimi in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations regarding the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

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

Overview

The Company focuses on developing environmentally friendly solutions for extending storability and shelf life of vegetables and fruits. As of the date of this report, the Company has developed six products (CitrusGuard™, FreshProtect™, SpuDefender™, SweetGuard™, OnionGuard™ and StoreGuard™) and has started the commercialization of five products: CitrusGuard™, FreshProtect™, SpuDefender™, SweetGuard™ and OnionGuard™.

Currently, the Company is focused on solutions related to fresh Citrus Fruits, table potatoes and Sweet Potatoes. Citruses are the most consumed fresh fruits world wide. World fresh Citrus market is estimated at above 50 million tons per annum. Potatoes are the second largest crop (after grain) worldwide. According to the food and Agriculture Organization of the United Nation, the total crop of the 20 major producers of Potatoes in 2010 was approximately 211 million metric tons (see: http://faostat.fao.org/site/339/default.aspx). We estimate that Table Potatoes, which our solution is currently aimed for, is 30%-40% of the total world produced potatoes.

Our products are based on Stabilized Hydrogen Peroxide ("STHP"), which has the ability to increase shelf life while reducing residue pesticides in consumed fruits and vegetables.

Critical Accounting Policies

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our accounting policies are described in Note 2 to the financial statements appearing elsewhere in this report. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. Our management believes that, as for the financial statements for the periods included in this report, the going concern assessment and the stock base compensation are viewed as critical accounting policy. However, due to the early stage of operations of the Company, there are no other accounting policies that are considered to be critical accounting policies by our management.

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

Recently issued accounting pronouncements

ASC Topic 220, "Comprehensive Income"

In June 2011, the FASB issued Accounting Standard Update No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (fiscal year 2012 for the Company) and should be applied retrospectively.

In December 2011, the FASB issued Accounting Standard Update (ASU) 2011-12, which defers certain provisions contained in ASU 2011-05 requiring the requirement to present components of reclassifications of other comprehensive income on the face of the income statement or in the notes to the financial statements. However, this deferral does not impact the other requirements contained in the new standard on comprehensive income as described above. ASU 2011-12 is effective during interim and annual periods beginning after December 15, 2011 (the first interim period of fiscal year 2012 for the Company).  The adoption of ASU 2011-05 and ASU 2011-12 is not expected to have a material impact on our financial condition, results of operations or cash flows.

ASC Topic 210, “Balance Sheet”

In December 2011, the FASB issued Accounting Standard Update (ASU) 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11, enhance disclosures about financial instruments and derivative instruments that are either offset in accordance with the Accounting Standards Codification or are subject to an enforceable master netting arrangement or similar agreement.

The amended guidance will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (fiscal year 2013 for the Company) and should be applied retrospectively to all comparative periods presented.

The Company is currently evaluating the impact that the adoption of ASU 2011-11 would have on its consolidated financial statements, if any.

Results of Operations for the Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Total Net Sales: Total Net Sales increased $186,088 or 68% to $460,089 in 2011, from $274,001 for 2010. The increase is due to the commencement of sales of our products on a small commercial scale in Israel.

R&D Expenses: R&D Expenses for 2011 of $698,300 increased $131,185 or 23% from the $567,115 in 2010, due to (i) increase in cost of salaries and professional services ($35,895), as a result of recruiting balanced partially by reducing professional consultants' services; (ii) increase in cost of materials ($48,377); and (iii) increase in car expenses and others ($46,913) due to increase in small commercial scale activities of post-harvest in Israel, which also caused an increase in the Company’s 2011 revenues in comparison to 2010.

General and Administrative Expenses: General and administrative expenses increased by $18,481, or 7% in 2011, to $298,980 from $280,499 in 2010, mostly due to increase in professional fee expenses paid to accounting and legal professionals after reduction plan applied in 2010.

Loss from Operations: Loss of costs from operations for 2011 of $537,191 was down $36,422 or 6% from the loss from operations in 2010 of $573,613, mainly as a result of the increase in sales ($186,088), partially balanced by increase in R&D expenses ($131,185) and in G&A expenses ($18,481).

Financing Expenses: Our total financing expenses in 2011 amounted to $69,675 and were $14,250 higher than our financing expenses of $55,425 in 2010. These changes were a result of convertible bonds interest and beneficial conversion feature with respect to convertible bonds ($18,548), balanced by decrease in credit lines usage as well as higher bank expenses and changes in the exchange rates ($4,298).

Net Loss: Net loss of $606,866 in 2011 was $22,172, or 4% less than the net loss in 2010 of $629,038, mainly as a result of increase in sales ($186,088), partially balanced by increase in R&D expenses ($131,185), in G&A expenses ($18,481), and increase in Financing expenses ($14,250)

Results of Operations for the Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Total Net Sales: Total Net Sales increased $177,495 or 184% to $274,001 in 2010, from $96,506 for 2009. The increase is attributed mainly to the commencing of sales of our new product CitrusGuard on a small commercial scale on the last quarter of 2010 in Israel. These sales were due to successful results of trials which were done with CitrusGuard in May 2010.

R&D Expenses: R&D Expenses for 2010 of $567,115 decreased $196,714 or 26% from the $763,289 in 2009, due to decrease in cost of salaries and professional services ($297,233). Specifically, the reduction in R&D Expenses was caused by salary cuts, reduced professional consultants' services, reduced travel by our management, as well as reduced expenses in connection with regulatory and patent registration. In addition, the reduction of R&D Expenses for the period covered by this report was further impacted by a reduction of R&D activity in our pre-harvest solution, while in 2009 the Company’s R&D efforts was in both pre and post-harvest solutions. This reduction was partially balanced by increase in materials and costs related ($100,519), due to increase in activities of post-harvest pilot lines in Israel, which also caused an increase in the Company’s 2010 revenues in comparison to 2009.

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

Net Loss: Net loss of $629,038 in 2010 was $447,586, or 42% less than the net loss in 2009 of $1,076,624, mainly as a result of increase in sales ($177,495), decrease in R&D expenses ($196,714) and in G&A expenses ($127,304), balanced by increase in financing expenses ($53,927)

Liquidity and Capital Resources

As of December 31, 2011, we had liabilities of $560,356 ($699,935 as of December 31, 2010), including $174,356 ($126,275 as of December 31, 2010) of Convertible Bonds, $280,291 ($360,530 as of December 31, 2010) of third party liabilities, and $105,709 ($213,130 as of December 31, 2010) was due to related parties. The amounts due to related parties are for consulting, services and salaries.

As of December 31, 2011 we did not use credit lines and had cash in the sum of $22,446. As of March 31, 2012 we have unused credit lines in the sum of $16,000, and have $550,000 in cash. Currently our net burn rate is approximately $50,000 per month. Thus, we anticipate will not need additional investments through December 31, 2012.

The Company anticipates that it will begin to realize material revenues in the Citrus and Potato season of 2012 (the fourth quarter of 2012), as customers will begin to buy the Company’s products and technologies. Realization of revenues is subject to regulatory approval of the relevant regulator, in each country where we intend to deliver, distribute and sell our products, which we currently do not have, except for the state of Israel, and the U.S for our SpuDefender™.

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

The Company has not yet generated sufficient revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of March 31, 2012, the Company’s management has secured $626,000 investments ($563,000 net after commission), which will be sufficient for the Company’s cash needs through December 31, 2012.

Net Cash Used in Operating Activities for the years 2011 and 2010

Net cash used in operating activities, generated from continuing operations was $660,175 and $430,887 for the years ended December 31, 2011 and 2010, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities.

Net Cash Used in Investing Activities for the years 2011 and 2010

Net cash used in investing activities was $12,865 and $33,161, for the years ended December 31, 2011 and 2010, respectively, which was used primarily to purchase equipment (such as computers, and office equipment), and funds deposit in respect of employees rights upon retirement.

Net Cash Provided by Financing Activities for the years 2011 and 2010

Net cash provided by financing activities was $695,486 and $464,084 for the years ended December 31, 2011 and 2010, respectively, primarily attributable to capital raised.

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

Contractual Obligations

The Company has no outstanding contractual obligations as of December 31, 2011.

Effect of Recently Issued Accounting Pronouncements

N/A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Consolidated Financial Statements

as of December 31, 2011

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Consolidated Financial Statements

as of December 31, 2011

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Changes in Stockholders’ Deficit	F-5 – F-10

Statements of Cash Flows	F-11

Notes to Consolidated Financial Statements	F-12 – F-34

Report of Independent Registered Public Accounting Firm To the Stockholders of PIMI AGRO CLEANTECH, INC. (A Development Stage Company)	Fahn Kanne & Co. Head Office Levinstein Tower 23 Menachem Begin Road Tel-Aviv 66184, ISRAEL P.O.B. 36172, 61361 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il

We have audited the accompanying consolidated balance sheets of Pimi Agro Cleantech, Inc. (a development stage company) and subsidiary (hereinafter: the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2011 and for the cumulative period from January 14, 2004 (date of inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Board of Directors and management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pimi Agro Cleantech, Inc. and subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 and for the cumulative period from January 14, 2004 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage as defined in FASB Accounting Standards Codification (ASC) Topic 915, "Development Stage Entities". It has not yet generated sufficient revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2011, the Company has incurred accumulated losses of US$ 4,311,675 and cumulative negative operating cash flow of US$ 3,750,128. These factors among others, as discussed in Note 1 to the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FAHN KANNE & CO. GRANT THORNTON ISRAEL

Certified Public Accountants (Isr.)

Tel-Aviv, Israel

April 16, 2012

Certified Public Accountants

Fahn Kanne & Co. is the Israeli member firm of Grant Thornton International Ltd

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	22,446	-
Accounts receivable	186,842	128,695
Other current assets (Note 3)	22,487	54,194
Total current assets	231,775	182,889

Property and Equipment, Net (Note 4)	27,559	36,720

Funds in Respect of Employee Rights Upon Retirement	68,015	61,967
Total assets	327,349	281,576
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Credit from banking institution	-	63,216
Accounts payable:
Trade (Note 5A)	145,189	164,729
Other (Note 5B)	167,357	285,609
Convertible Bonds (Note 7)	174,356	126,275
Total current liabilities	486,902	639,829

Liability for employee rights upon retirement	73,454	60,106
Total liabilities	560,356	699,935

Commitments (Note 8)
Stockholders’ Deficit (Note 9)
Series A Convertible preferred stock of US$0.01 par value ("Series A preferred stock"): 600,000 shares authorized as of December 31, 2011	-	-
Common stocks of US$ 0.01 par value ("Common stocks"): 30,000,000 shares authorized as of December 31, 2011 and 2010; issued and outstanding 8,541,087 shares and 7,160,564 shares as of December 31, 2011 and 2010, respectively	85,410	71,604
Additional paid in capital	4,055,026	3,284,728
Accumulated other comprehensive loss	(61,768)	(69,882)
Deficit accumulated during the development stage	(4,311,675)	(3,704,809)
Total stockholders' deficit	(233,007)	(418,359)
Total liabilities and stockholders’ deficit	327,349	281,576

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	US dollars (except share data)
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) through December 31,
	2011	2010	2009(*)	2011(*)

Revenues from sales of products	460,089	274,001	96,506	1,003,882
Research and development expenses (Note 10)	(698,300)	(567,115)	(763,829)	(3,550,816)
General and administrative expenses (Note 11)	(298,980)	(280,499)	(407,803)	(1,530,802)
Operating loss	(537,191)	(573,613)	(1,075,126)	(4,077,736)
Financing expenses, net	(69,675)	(55,425)	(1,498)	(153,605)
Loss from continuing operation	(606,866)	(629,038)	(1,076,624)	(4,231,341)
Loss from discontinued operation, net	-	-	-	(80,334)
Loss for the period	(606,866)	(629,038)	(1,076,624)	(4,311,675)

Loss per share (basic and diluted) (Note 13)	(0.07)	(0.09)	(0.17)

Weighted average number of shares outstanding (basic and diluted)	8,290,381	6,764,020	6,365,330

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)
January 14, 2004 (date of inception)	-	-	-	-	-	-	-
120,000 common stock issued for cash of US$ 0.002 per share	120,000	1,200	(932)	-	-	-	268
Balance as of December 31, 2004	120,000	1,200	(932)	-	-	-	268

Loss for the year	-	-	-	-	-	(223,285)	(223,285)
Gain on translation of subsidiary functional currency to the reporting currency	-	-	-	5,989	-	-	5,989
Total comprehensive loss							(217,296)
Receipts on account of shares	-	-	-	-	100,000	-	100,000
Balance as of December 31, 2005	120,000	1,200	(932)	5,989	100,000	(223,285)	(117,028)

Loss for the year	-	-	-	-	-	(831,415)	(831,415)
Loss on translation of subsidiary functional currency to the reporting currency	-	-	-	(12,748)	-	-	(12,748)
Total comprehensive loss							(844,163)
Issuance of 25,200 common stock for cash of US$ 7.50 per share on January 2, 2006	25,200	252	188,748	-	(100,000)	-	89,000
Issuance of 24,000 common stock for cash of US$ 7.56 per share on July 19, 2006	24,000	240	181,293	-	-	-	181,533
Issuance of 72,000 common stock for cash of US$ 7.53 per share on December 28, 2006	72,000	720	541,600	-	-	-	542,320
Issuance of 1,688 common stock for cash of US$ 8.33 per share on December 28, 2006	1,688	17	14,043	-	-	-	14,060
Receipts on account of shares	-	-	-	-	33,644	-	33,644
Balance as of December 31, 2006	242,888	2,429	924,752	(6,759)	33,644	(1,054,700)	(100,634)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)

Loss for the year	-	-	-	-	-	(341,453)	(341,453)
Loss on translation of subsidiary functional currency to the reporting currency	-	-	-	(23,206)	-	-	(23,206)
Total comprehensive loss							(364,659)
Issuance of 8,708 common stock for cash of US$ 2.37 per share, 30,006 common stock for cash of US$ 3.28 per share, 7,754 common stock for cash of US$ 0.0025 per share and 591 common stock for cash of US$ 3.45 per share in April 2007	47,059	471	119,375	-	(33,644)	-	86,202
Issuance of 6,937 common stock for cash of US$ 4.10 per share in June 2007	6,937	69	28,339	-	-	-	28,408
Issuance of 747,390 common stock for cash of US$ 0.078 per share in July 2007	747,390	7,474	51,061	-	-	-	58,535
Issuance of 996,520 common stock for cash of US$ 0.024 per share in August 2007	996,520	9,965	14,007	-	-	-	23,972
Issuance of 996,520 common stock for cash of US$ 0.024 per share in November 2007	996,520	9,965	15,212	-	-	-	25,177
Issuance of 996,520 common stock for cash of US$ 0.0026 per share in December 2007	996,520	9,965	(7,405)	-	-	-	2,560
Receipts on account of shares	-	-	-	-	100,000	-	100,000
Balance as of December 31, 2007	4,033,834	40,338	1,145,341	(29,965)	100,000	(1,396,153)	(140,439)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)

Loss for the year	-	-	-	-	-	(602,994)	(602,994)
Gain on translation of subsidiary functional currency to the reporting currency	-	-	-	109	-	-	109
Total comprehensive loss							(602,885)

Issuance of 716,589 common stock for cash of US$ 0.041 per share in February 2008	716,589	7,166	22,370	-	-	-	29,536
Issuance of 235,334 common stock for cash of US$ 0.72 per share in February 2008	235,334	2,353	166,600	-	(100,000)	-	68,953
Issuance of 291,515 common stock for cash of US$ 0.69 per share in June 2008	291,515	2,915	197,085	-	-	-	200,000
Issuance of 310,382 common stock for cash of US$ 0.71 per share in September 2008	310,382	3,104	216,161	-	-	-	219,265
Issuance of 444,004 common stock for cash of US$ 0.74 per share in November 2008	444,004	4,440	323,548	-	-	-	327,988
Stock based compensation	-	-	43,767	-	-	-	43,767
Balance as of December 31, 2008	6,031,658	60,316	2,114,872	(29,856)	-	(1,999,147)	146,185

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)
Loss for the year	-	-	-	-	-	(1,076,624)	(1,076,624)
Loss on translation of subsidiary functional currency to the reporting currency	-	-	-	(11,810)	-	-	(11,810)
Total comprehensive loss							(1,088,434)

Issuance of 26,399 common stock for cash of US$ 1.33 per share in January 2009	26,399	264	34,721	-	-	-	34,985
Issuance of 3,373 common stock for cash of US$ 1.33 per share in March 2009	3,373	34	24,966	-	-	-	25,000
Issuance of 201,972 common stock for cash of US$ 0.73 per share in March 2009	201,972	2,020	122,980	-	-	-	125,000
Issuance of 45,328 common stock for cash of US$ 1.32 per share in March 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 4,459 common stock for cash of US$ 1.32 per share in April 2009	4,459	45	5,516	-	-	-	5,561
Issuance of 45,328 common stock for cash of US$ 1.32 per share in June 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 40,000 common stock for cash of US$ 1.35 per share in June 2009	40,000	400	53,600	-	-	-	54,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in August 2009	20,000	200	26,800	-	-	-	27,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in September 2009	20,000	200	26,800	-	-	-	27,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in October 2009	35,000	350	46,900	-	-	-	47,250
Issuance of 45,330 common stock for cash of US$ 1.32 per share in October 2009	45,330	453	59,547	-	-	-	60,000
Issuance of 54,263 common stock for cash of US$ 1.35 per share in November 2009	54,263	542	68,193	-	-	-	68,735
Stock based compensation	-	-	91,077	-	-	-	91,077
Balance as of December 31, 2009	6,573,110	65,730	2,795,066	(41,666)	-	(3,075,771)	(256,641)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)
Loss for the year	-	-	-	-	-	(629,038)	(629,038)
Loss on translation of subsidiary functional currency to the reporting currency	-	-	-	(28,216)	-	-	(28,216)
Total comprehensive loss							(657,254)

Issuance of 3,225 common stock for cash of US$ 1.55 per share in February 2010	3,225	32	4,968	-	-	-	5,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in February 2010	35,000	350	46,900	-	-	-	47,250
Issuance of common stock and warrants, net of issuance costs in August 2010 (**)	385,108	3,851	197,215	-	-	-	201,066
Issuance of 134,121 common stock for cash of US$ 0.6 per share in December 2010	134,121	1,341	76,118	-	-	-	77,459
Amounts attributed to detachable warrants issued in connection with convertible bonds (***)	-	-	41,208	-	-	-	41,208
Beneficial conversion feature on convertible bonds (***)	-	-	41,207	-	-	-	41,207
Stock based compensation (****)	30,000	300	82,046	-	-	-	82,346
Balance as of December 31, 2010	7,160,564	71,604	3,284,728	(69,882)	-	(3,704,809)	(418,359)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

(**)	See Note 9G.

(***)	See Note 7.

(****)	Including US$ 24,850 with respect to the issuance of 30,000 common stock to a service provider.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)
Loss for the year	-	-	-	-	-	(606,866)	(606,866)
Loss on translation of subsidiary's financial statements from its functional currency to the reporting currency	-	-	-	8,114	-	-	8,114
Total comprehensive loss							(598,752)
Issuance of 125,000 common stock and warrants for cash of US$ 0.8 per share in January 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 125,000 common stock and warrants for cash of US$ 0.8 per share in February 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 250,000 common stock and warrants for cash of US$ 0.8 per share in March 2011	250,000	2,500	197,500	-	-	-	200,000
Issuance of 368,750 common stock and warrants for cash of US$ 0.8 per share in April 2011	368,750	3,688	291,312	-	-	-	295,000
Issuance of 125,000 common stock and warrants for cash of US$ 0.8 per share in May 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 12,500 common stock and warrants for cash of US$ 0.8 per share in September 2011	12,500	125	9,875	-	-	-	10,000
Issuance of 62,500 common stock and warrants, and payment of US$ 50,000 in cash as equity issuance costs (see Note 9Q)	62,500	625	(50,625)	-	-	-	(50,000)
Exercise of options	311,773	3,118	-	-	-	-	3,118
Stock based compensation	-	-	25,986				25,986
Balance as of December 31, 2011	8,541,087	85,410	4,055,026	(61,768)	-	(4,311,675)	(233,007)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) through December 31,
	2011	2010	2009(*)	2011(*)

Cash flows from operating activities:

Loss for the period	(606,866)	(629,038)	(1,076,624)	(4,311,675)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	8,693	7,433	7,510	39,685
Increase in liability for employee rights upon retirement	18,802	8,485	10,204	73,026
Stock based compensation	25,986	82,346	91,077	243,176
Interest on convertible bonds	48,086	42,340	-	90,426
Interest on stockholders loans	-	-	-	(2,409)

Changes in assets and liabilities:

Increase in accounts receivable	(71,796)	(91,634)	(16,481)	(192,413)
Decrease (increase) in other current assets	29,706	(18,700)	13,929	(117,507)
Increase (decrease) in accounts payable – trade	(8,335)	103,167	20,997	143,447
Increase (decrease) in accounts payable – other	(104,451)	64,714	101,616	203,782
Net cash used in operating activities generated from continuing operations	(660,175)	(430,887)	(847,772)	(3,830,462)
Net cash provided in operating activities generated from discontinued operations	-	-	-	80,334
Net cash used in operating activities	(660,175)	(430,887)	(847,772)	(3,750,128)

Cash flows from investment activities:

Increase in funds in respect of employee rights upon retirement	(11,156)	(15,899)	(13,005)	(66,664)
Purchase of property and equipment	(1,709)	(17,262)	(13,673)	(64,360)
Net cash used in investment activities	(12,865)	(33,161)	(26,678)	(131,024)

Cash flows from financing activities:

Credit from banking institution	(62,632)	50,924	9,114	(2,615)
Proceeds from issuance of common stock and warrants	758,118	253,316	594,531	3,309,267
Payment on account of shares	-	-	-	233,644
Proceeds from issuance of convertible bonds and warrants, net	-	159,808	-	159,808
Proceeds from loans from stockholders	-	-	-	194,083
Net cash provided by financing activities	695,486	464,048	603,645	3,894,187
Effect of exchange rate changes on cash and cash equivalents	-	-	(6,605)	9,411
Increase (decrease) in cash and cash equivalents	22,446	-	(277,410)	22,446
Cash and cash equivalents at beginning of the period	-	-	277,410	-
Cash and cash equivalents at end of the period	22,446	-	-	22,446

Supplementary information on financing activities not involving cash flows:

During December 2010, the Company issued 134,121 shares of common stock to its stockholders in respect of accounts payable in an amount of US$ 77,459.

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

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

Pimi Israel was incorporated in 2004 and commenced its operations in 2005. Pimi Israel develops, produces and markets products for improving the quality and extending the shelf-life of fruits and vegetables. Since its inception, Pimi Israel has devoted substantially all of its efforts to business planning, research and development and raising capital, and has not yet generated significant revenues. Accordingly, Pimi Israel and the Company (collectively, the "Group") are considered to be in the development stage as defined in FASB Accounting Standards Codification (ASC) Topic 915, "Development Stage Entities".

In February 2010, the company's common stock began quoatation on the OTC Bulletin Board under the symbol "PIMZ.OB".

B.	Going concern uncertainty

Since its incorporation (April 1, 2009), the Company has not had any operations other than those carried out by Pimi Israel. The development and commercialization of Pimi Israel's product will require substantial expenditures. Pimi Israel and the Company have not yet generated sufficient revenues from its operations to fund the Group activities, and is therefore dependent upon external sources for financing their operations. There can be no assurance that Pimi Israel will succeed in obtaining the necessary financing to continue their operations. Since inception, Pimi Israel has incurred accumulated losses of US$ 4,311,675 and cumulative negative operating cash flow of US$ 3,750,128.

Continuation of the Company's current operations after utilizing its current limit reserves is dependent upon the generation of additional financial resources either mainly through fund raising or by generating revenues from its products. The Company focuses its solutions towards vegetables and fruits which are considered the largest in terms of worldwide consumption. Among other things, the Company tries to cooperate with major fruit packing houses in Israel and abroad.

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

The Company and Pimi Israel (collectively, the "Group") have a limited operating history and face a number of risks, including uncertainties regarding finalization of the development process, demand and market acceptance of the Group's products, the effects of technological changes, competition and the development of products by competitors. Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group's future results.

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

	Year ended December 31,
	2011	2010	2009

Official exchange rate of NIS 1 to US dollar	0.262	0.282	0.265

B.	Principles of consolidation

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

C.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to stock based compensation and to the going concern assumption.

D.	Cash and cash equivalents

The Group considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity not exceeding three months, to be cash equivalents.

E.	Property and equipment

1.	Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When asset are retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the statements of operations.

2.	Rates of depreciation:

%

Computers	33
Furniture and office equipment	7-15

F.	Impairment of long-lived assets

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

G.	Deferred income taxes

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes. The Company did not identify any uncertain tax positions and therefore did not recognize any liability with respect to unrecognized tax positions in its balance.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

H.	Liability for employee rights upon retirement

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

Severance expenses for the years ended December 31, 2011, 2010 and 2009, amounted to US$ 18,802, US$ 8,485 and US$ 10,204, respectively.

I.	Revenue recognition

Revenues are recognized when delivery has occurred and there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivables is reasonably assured and no further obligations exist.

Revenues from sales of products are recognized when title and risk and rewards for the products are transferred to the customer.

J.	Research and development costs

Research and development expenses are charged to operations as incurred. Grants received from the Government of Israel for development of approved projects are recognized as a reduction of expenses when the related costs are incurred (see also K. below).

K.	Royalty-bearing grants

Royalty-bearing grants from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of Israel (the "OCS") for funding approved research and development projects are recognized at the time Pimi Israel is entitled to such grants, on the basis of the costs incurred and included as a reduction of research and development costs. The cumulative research and development grants recognized since inception amount to US$ 121,753.

As of December 31, 2011, the Company has not accrued any royalties, since no revenues were recognized in respect of the funded projects.

L.	Loss per share

Basic loss per share is computed by dividing loss by the weighted average number of shares outstanding during the year.

In computing diluted loss per share, basic losses per share are adjusted to reflect the potential dilution that could occur upon the exercise of options issued or granted using the treasury stock method and upon the conversion of convertible bonds using the if-converted method. The effect of such exercise or conversion is considered dilutive in all the reported periods.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

M.	Stock-based compensation

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

N.	Fair value of financial instruments

ASC Topic 825-10, "Financial Instruments" defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash and cash equivalents, other current assets, credit from banking institutions, accounts payable and other current liabilities balances, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

O.	Beneficial conversion feature on convertible bonds

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

P.	Other comprehensive income (loss)

Other comprehensive income (loss), presented in stockholders' equity (deficit), includes, in addition to loss, gains and losses from the translation of the results of foreign subsidiary to the reporting currency.

Q.	Fair value measurements

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

As of December 31, 2011, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

R.	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are deposited with major banks in Israel and the United States of America. Management believes that such financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments.

The Company has no significant off-balance-sheet concentration of credit risk.

S.	Recently issued accounting pronouncements

1.	ASC Topic 220, "Comprehensive Income"

In June 2011, the FASB issued Accounting Standard Update No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (fiscal year 2012 for the Company) and should be applied retrospectively.

In December 2011, the FASB issued Accounting Standard Update (ASU) 2011-12, which defers certain provisions contained in ASU 2011-05 requiring the requirement to present components of reclassifications of other comprehensive income on the face of the income statement or in the notes to the financial statements. However, this deferral does not impact the other requirements contained in the new standard on comprehensive income as described above. ASU 2011-12 is effective during interim and annual periods beginning after December 15, 2011 (the first interim period of fiscal year 2012 for the Company).  The adoption of ASU 2011-05 and ASU 2011-12 is not expected to have a material impact on our financial condition, results of operations or cash flows.

2.	ASC Topic 210, “Balance Sheet”

In December 2011, the FASB issued Accounting Standard Update (ASU) 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11, enhance disclosures about financial instruments and derivative instruments that are either offset in accordance with the Accounting Standards Codification or are subject to an enforceable master netting arrangement or similar agreement.

The amended guidance will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (fiscal year 2013 for the Company) and should be applied retrospectively to all comparative periods presented.

The Company is currently evaluating the impact that the adoption of ASU 2011-11 would have on its consolidated financial statements, if any.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 -	OTHER CURRENT ASSETS

	US dollars
	December 31,
	2011	2010

Prepaid expenses	11,610	26,755
Government Institutions	2,977	17,335
Others (*)	7,900	10,104
	22,487	54,194

(*) Related parties	3,585	4,236

NOTE 4 -	PROPERTY AND EQUIPMENT, NET

	US dollars
	December 31,
	2011	2010

Computers	24,163	21,924
Furniture and office equipment	43,033	43,900
	67,196	65,824
Less – accumulated depreciation	(39,637)	(29,104)
	27,559	36,720

In the years ended December 31, 2011, 2010 and 2009, depreciation was US$ 8,693, US$ 7,433 and US$ 7,510, respectively, and additional equipment was purchased in an amount of US$ 1,709, US$ 17,262 and US$ 13,673, respectively.

NOTE 5 -	ACCOUNTS PAYABLE

A.	Trade

	US dollars
	December 31,
	2011	2010

Open accounts	111,107	123,658
Checks payable	34,082	41,071
	145,189	164,729

B.	Other

	US dollars
	December 31,
	2011		2010

Employees and related institutions	38,842		51,458
Government Institutions	8,524		-
Accrued expenses	119,991		234,151
	167,357	(*)	285,609	(*)

(*) Related parties	65,729		175,566

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 6 -	LINE OF CREDIT

As of December 31, 2011, the Company has an unutilized credit line of approximately NIS 60.000 (US$ 15,703) with an Israeli Bank.

NOTE 7 -	CONVERTIBLE BONDS

A.	On April 29, 2010, the Company issued convertible bonds in the amount US$60,000 to one of its Stockholders, or its registered assigns, which can be converted until April 30, 2011 for common shares of the Company, at the price of US$1.35 per share. The loan bears interest of 8% per annum and its maturity date was April 30, 2011. In addition, on April 29, 2010, the Company issued a detachable warrant to purchase 44,444 shares of common stock of the corporation to the same Shareholder, at a purchase price of US$1.35 per share to be exercised until October 30, 2011. The said warrant was not exercised by October 30, 2011 and has fully expired.

B.	On May 13, 2010, the Company issued convertible bonds in the amount US$20,000 to one of its Stockholders, or its registered assigns, which can be converted until May 13, 2011 for common shares of the Company, at the price of US$1.35 per share. The loan bears interest of 8% per annum and its maturity date was May 13, 2011. The conversion period and the maturity date of the said loan has been extended until May 13, 2012. In addition, on May 13, 2010, the Company issued a detachable warrant to purchase 14,815 shares of common stock of the corporation to the same Shareholder, at a purchase price of US$1.35 per share to be exercised until November 13, 2011. The said warrant was not exercised by November 13, 2011 and has fully expired.

C.	On May 16, 2010, the Company issued convertible bonds in the amount US$79,808 to one of its Stockholders, or its registered assigns, which can be converted until May 15, 2011 for common shares of the Company, at the price of US$1.35 per share. The loan bears interest of 8% per annum and its maturity date was May 15, 2011. In addition, on May 16, 2010, the Company issued a detachable warrant to purchase 59,117 shares of common stock of the corporation to the same Shareholder, at a purchase price of US$1.35 per share to be exercised until November 15, 2011. The said warrant was not exercised by November 15, 2011 and has fully expired.

D.	As a result of the above issuances, the Company recorded a total amount of US$ 41,208 in respect of the detachable warrants and a total amount of US$ 41,207 as beneficial conversion feature in respect of the convertible bonds, as a credit to stockholders' equity (additional paid in capital).

The fair value of the Warrants was determined using the Black-Scholes pricing model, assuming a risk free rate of 3%, a volatility factor of 50.00%, dividend yields of 0% and an expected life of 1.5 years.

E.	On June 29, 2011, the holder of convertible bonds, specified in sub-sections A, B and C hereinabove, notified the Company that he decided not to exercise the conversion rights and asked for repayment of the bonds in cash. The Company is negotiating with the bonds holder, the terms of repayment of the bonds, which are represented as current liabilities in the balances as of December 31, 2011.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8 -	COMMITMENTS

A.	Pimi Israel is committed to pay royalties to the OCS on the proceeds from sales of products resulting from research and development projects in which the OCS participates by way of grants. In the first 3 years of sales the Company shall pay 3% out of the sales of the product which was developed under the research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% up to 100% of the amount of grants received plus interest at LIBOR. Pimi Israel was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the OCS. As of December 31, 2011, the contingent liabilities with respect to grants received from the OCS, subject to repayment under these royalty agreements on future sales is NIS 484,429 (US$ 121,753), not including interest.

B.	The Company and its subsidiary currently lease office space at Kibbutz Alonim. The Company paid monthly rent of NIS 2,500 (US$ 654) plus VAT per month during the years 2010 and 2009. The Company currently pays monthly rent of NIS 3,000 (US$ 785) plus VAT per month pursuant to a 12 month operating lease starting on January 1, 2011 and terminating on December 31, 2011. The operating lease has been extended until December 31, 2012 and the Company pay monthly rent of US$ 1,000.

C.	Joint venture Agreement with Vegiesafe LLC

In January 2009, Pimi Israel entered in a Joint Venture Agreement ("JV") with Vegiesafe LLC ("Vegiesafe") a Limited Liability Company registered in the USA, and part of a group of companies engaged in consulting to mass-market retailers and major supermarket chains in North America.

The JV will market, sell and distribute Pimi Israel's product and technology throughout the USA on an exclusive basis, and throughout Canada and Mexico on a non-exclusive basis. Vegiesafe shall seek retailers and/or major distributors in the USA, who will recommend to its producer and/or suppliers to produce and supply the Isopropyl (N-3 – Chlorophenyl) carbamate (CIPC) free potatoes or CIPC free potato products. The exclusivity of the JV will be subject to fulfillment of certain trigger event and milestones of annual sales. Pimi Israel shall have 70% of the rights in the JV and will nominate two of its directors, and Vegiesafe will have 30% of the rights and will nominate one director. In May 2009 Pimi Israel and Vegiesafe mutually agreed that a trigger event as defined in the agreement, has occurred, thereby obligating, the continuation of the Joint Venture. Accordingly, Vegiesafe’s exclusivity was subject to the following milestones: Entering a CIPC free branding program with two retailers or distributors prior to September 2010; the treatment of 150,000 tons of potatoes in the season of 2011 (September 2011); the treatment of 350,000 tons of potatoes in the season of 2012 (September 2012). As of the date of these financial statements VegiSafe has not complied with the above milestones and the Company has not taken any actions against VegiSafe with this regard.

Vegiesafe was required to invest in the JV an aggregate amount of US$250,000 which was intended to be used to cover expenses reflected in a budget prepared for the JV and approved by Vegiesafe and Pimi Israel. Any additional investment in excess of the US$250,000 shall be contributed by the parties to the JV upon the mutual consent of the parties taking into account the JV's business and needs and will be transferred to the Joint Venture as follows: 70% by Pimi Israel and 30% by Vegiesafe.

On August 9, 2010 Pimi Israel signed with Vegiesafe an Addendum to the Agreement dated January 20, 2009, under which Pimi Israel agreed to expand the activities of the JV in the USA to Sweet Potatoes, Yams, Onions, Cabbages and Mushrooms. In addition, Pimi Israel has agreed to expand the activities of JV in the USA to citrus fruits, provided Vegiesafe will bear all the costs and expenses related to this activity.

Commencing the inception of the JV and until December 31, 2011, the activities of the JV have not been material.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9 -	SHARE CAPITAL

A.	Description of the rights attached to the Shares in the Company

Common stock:

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

Series A Convertible Preferred stock:

Holders of preferred stock are entitled to receive dividend cash of 9% per annum, not compounded and, subject to conversion of such preferred stock, as set forth herein, payable in quarterly installments. Upon the closing (the "Closing") of Company's upcoming round of financing, by private equity investors or venture capitalists or Secondary IPO, provided the Closing occurs within 12 months following the Subscription Agreement execution date and minimum proceeds of $2 million are raised (the "Next Round of Financing"), the Convertible Preferred Shares shall automatically, without any further action, be converted into fully paid Common Stock shares of the Company, par value $0.01 per share (the "Conversion Shares"). The number of such Conversion Shares shall be determined by dividing investment amount (the "Investment") by either (a) 80% of the Closing price per share of the Company's common stock in Next Round of Financing or (b) dividing the investment amount by $0.80, whichever is lower. Subject to automatic conversion provisions, as set forth hereinabove, holders of preferred stock are entitled to convert it into common stock at any time at their option at a price of $0.80 per share. The conversion price shall be adjusted for stock dividends, splits, combinations and similar events. In the event of Company's liquidation, dissolution or winding-up, which will occur until conversion, preferred stock holders shall be entitled to the following rights and proceeds: to be paid the original purchase price on each share of the preferred stock plus any dividend cash accrued and unpaid before any amount shall be paid to the holders of the common stock. Thereafter, the preferred stock holders shall participate in proceeds distribution with the common stock holders on an as-converted basis.

Unless otherwise determined by the preferred stock holders, they shall be entitled to the liquidation preference as set forth hereinabove also in event of (i) sale of all or substantially all of the assets of the Company, (ii) merger, reorganization or other transaction in which 50% of the outstanding voting power of the Company is transferred and (iii) exclusive, irrevocable licensing of all or substantially all of the Company’s intellectual property to a third party. Notwithstanding the foregoing, holders of preferred stock are entitled to receive ratably such dividends, if any, as may be declared by Company's board of directors out of funds legally available. Preferred stock holders have no preemptive rights or other subscription rights, redemption or sinking fund provisions. Upon liquidation, dissolution or winding up of the Company, the holders of the Company's preferred stock will be entitled to share ratably in the net assets legally available for distribution to all shareholders (i.e. all the preferred and common stockholders) after the payment of all of the Company's debts and other liabilities.

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

On April 27, 2009, following the acquisition of Pimi Israel, the Company adopted the 2009 Share Incentive Plan (the "2009 Share Incentive Plan"), pursuant to which the Company's Board of Directors is authorized to grant up to 3,000,000 options, exercisable into 3,000,000 shares of the Company. The purpose of the 2009 Share Incentive Plan is to offer an incentive to employees, directors, officers, consultants, advisors, suppliers and any other person or entity whose services are considered valuable to the Company, as well as to replace the Pimi Israel Plan.

Upon the adoption of the 2009 Share Incentive Plan, all options granted under the Pimi Israel Plan were replaced by options with similar terms, subject to the 2009 Share Incentive Plan on a 1 for 1 basis (561,191 options were replaced). In addition, during 2009 (following the acquisition of Pimi Israel by the Company), the Company issued 31,176 additional options (with a vesting period of 8 quarters), of which 11,690 options were forfeited during 2010. During 2011, 311,773 options were exercised.

Until the date of Pimi Israel's acquisition by the Company, 436,482 options out of the Pimi Israel plan have been granted to employees and 124,709 options to non-employees. As stated above, all such options were replaced to options of the Company and are subject to the 2009 Share Incentive Plan. See also D. and E. below regarding stock-based compensation to non-employees.

The non-cash compensation relating to options granted to employees and directors was US$ 5,554, US$ 24,194 and US$ 53,956 during the years ended December 31, 2011, 2010 and 2009, respectively (of which US$ 2,676, US$ 17,467 and US$ 40,195 was charged to research and development expenses, respectively and US$ 2,878, US$ 6,727 and US$ 13,761 was charged to general and administrative expenses, respectively).

The remaining amount of approximately US$ 560 will be charged to the statements of operations in future periods over the vesting period (3 quarters).

As of December 31, 2011, there are 2,407,633 shares available for future grants under the 2009 Share Incentive Plan.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9 -	SHARE CAPITAL (cont.)

B.	Stock-option plans

The fair value of options granted under the plan was estimated at the date of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

Dividend yield (%)	0
Expected volatility (%) (*)	50
Risk free interest rate (%) (**)	3
Expected term of options (years) (***)	5-7
Exercise price (US dollars)	0.01/0.72/1.37
Share price (US dollars)	0.2/0.72/1.37
Fair value (US dollars)	0.19-0.7

(*)	Due to the fact that until September 2009 the Company was a nonpublic entity, the expected volatility was based on the historic volatility of public companies which operate in the same industry sector (agricultural chemical industry). There were no new grants in 2010-2011.

(**)	The risk free interest rate represents the risk free rate of US$ zero – coupon US Government Bonds.

(***)	Due to the fact that the Company did not have sufficient historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

The following table presents a summary of the status of the grants to employees and directors as of December 31, 2011, 2010 and 2009:

	Number	Weighted average exercise price
Year ended December 31,	2011

Balance outstanding at beginning of year	455,968	0.26
Granted	-	-
Exercised	(311,773)	0.01
Forfeited	-	-
Balance outstanding at end of the year	144,195	0.81

Balance exercisable at the end of the year	132,503	0.82

	Number	Weighted average exercise price
Year ended December 31,	2010

Balance outstanding at beginning of year	467,658	0.29
Granted	-	-
Exercised	-	-
Forfeited	(11,690)	1.37
Balance outstanding at end of the year	455,968	0.26

Balance exercisable at the end of the year	346,846	0.28

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9 -	SHARE CAPITAL (cont.)

B.	Stock-option plans (cont.)

	Number	Weighted average exercise price
Year ended December 31,	2009

Balance outstanding at beginning of year	436,482	0.21
Granted	31,176	1.37
Exercised	-	-
Forfeited	-	-
Balance outstanding at end of the year	467,658	0.29

Balance exercisable at the end of the year	206,547	0.20

The aggregate intrinsic value of the awards exercisable as of December 31, 2011 and 2010 is US$ 0 and US$ 137,959, respectively. The aggregate intrinsic value of the awards outstanding as of December 31, 2011 and 2010 is US$ 0 and US$ 183,946, respectively. These amounts represent the total intrinsic value, based on the Company's stock price of US$ 0.8 and US$ 0.6 as of December 31, 2011 and 2010, respectively, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Range of exercise prices	Outstanding at December 31,	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31,	Weighted average exercise price
US$	2011	years	2011
0.72	124,709	6.86	0.72	113,017	0.72
1.37	19,486	7.5	1.37	19,486	1.37
	144,195			132,503

Range of exercise prices	Outstanding at December 31,	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31,	Weighted average exercise price
US$	2010	years	2010
0.01	311,773	6.92	0.01	233,829	0.01
0.72	124,709	7.86	0.72	93,531	0.72
1.37	19,486	8.5	1.37	19,486	1.37
	455,968			346,846

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9 -	SHARE CAPITAL (cont.)

C.	Investor's Options of Pimi Israel

1.	Exercise of Existing Option in Pimi Israel

During 2008, Pimi Israel issued 239,193 options with an exercise price of US$ 0.695 per option to several investors, exercisable until June 2009 and issued 769,526 options with an average exercise price of US$ 0.695 per option to several other investors, exercisable until the end of February 2009.

During the months of January and February 2009, 201,972 options exercisable until February 2009 were exercised into 201,972 Pimi Israel common shares for a total amount of US$ 145,000 at an average price of US$0.721 per share (the original exercise price was denominated in NIS). All such shares were replaced during the acquisition of Pimi Israel by the Company with shares of the Company and the remaining 567,554 options exercisable until February 2009 expired. The 239,193 options exercisable until June 2009 were replaced with 239,193 options exercisable into shares of the Company at the same exercise price and contractual life. Until June 30, 2009, the options were not exercised and therefore expired.

2.	On January 20, 2009 an investment agreement was entered into between Pimi Israel and Earthbound LLC a Limited Liability Company registered in Delaware ("EB"). It was agreed that EB will invest the total sum of US$300,000. The investment was paid to Pimi Israel in tranches as follows: first tranche of US$60,000 was paid on March 15, 2009. The second tranche of US$60,000 was paid on June 15, 2009. The balance of US$180,000 was to be paid in two installments as follows: US$90,000 on September 15, 2009 and US$90,000 on January 15, 2010. On October 19, 2009, EB paid only US$60,000 of the first installment and are not expected to transfer the remaining US$120,000 (US$30,000 of the first installment and the entire second installment of US$90,000). Accordingly they received the proportionate amount of allocated shares pro rata from the first installment. EB has received the allocated shares pro rata to the investments based on the amount actually paid. On August 24, 2010, EB invested an additional US$30,000 under the Private Placement mentioned in Note9G and received 50,000 shares of common stock.

As of December 31, 2010, EB has invested a total sum of US$210,000 and received 185,986 shares of common stock of the Company. EB is not expected to pay any amounts under the agreement described above.

In addition, on May 3, 2009, the Company issued to EB a warrant for the purchase of 145,985 shares of common stock at the price of US$1.37 per share to be exercised until June 15, 2009. On June 7, 2009, this date was extended to July 31, 2009 and was again extended to August 30, 2009. The warrants were not exercised and therefore expired.

3.	See Note 7 with respect to convertible bonds and warrants issued to stockholders during 2010.

D.	In December 2008, a member of the Advisory Board received options under the Plan as part of the compensation for his consulting services. Pimi Israel has granted the consultant a total sum of 31,176 options to be vested over a period of 8 quarters, each quarter 3,897 shares, provided the advisor will provide Pimi Israel consulting services for a period of 2 years. The exercise price of each option shall be US$0.72 per share.

The non-cash compensation relating to options granted to the consultant was US$ 12,870 during the year ended December 31, 2010.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9 -	SHARE CAPITAL (cont.)

E.	In December 2008, a member of the Advisory Board received options under the Plan as part of the compensation for his consulting services. Pimi Israel has granted the consultant a total sum of 93,532 options to be vested over a period of 16 quarters, each quarter 5,846 options for shares, provided the advisor will provide Pimi Israel consulting services for a period of 4 years. The exercise price of each option shall be US$0.72 per share.

The non-cash compensation relating to options granted to consultants was US$ 20,432 during the years ended December 31, 2011 and 2010, for each year.

F.	On March 31, 2010, the Company issued 30,000 shares of its common stock to Lampost Capital LLC (the "advisor") in consideration for the financial advisory services that will be rendered to the Company commencing March 1, 2010 and until December 31, 2010.

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

During fiscal year 2011, there were no transactions that entitled the advisor to additional fees.

G.	On August 24, 2010, the Company closed a private placement of 335,108 shares of common stock and warrants to purchase 335,108 shares of common stock to 11 investors, all of whom are existing stockholders of the Company, for aggregate proceeds of US$201,066 pursuant to a Securities Purchase Agreement and Warrant Agreement. Each unit of the Offering was offered at a purchase price of US$0.60 per Unit, and consisted of one share of common stock and one warrant, exercisable at US$0.90 for a period of two years. In addition, the Company issued 50,000 shares to the service providers who dealt with these transactions.

H.	On December 30, 2010, the Company issued 70,000 shares of common stock to Ashdor Assets Managements and Trusts Ltd. (a trust company under the control of Mr. Eitan Shmueli), who holds the shares in trust for four attorneys in Sadot & Co Law offices among them Advocate Eitan Shmueli (who purchased 50,771 shares), as a payment of accounts payable in an amount of US$42,000 (US$0.6 per one share of common stock) for services received by the Company in past periods.

I.	On December 30, 2010, the Company issued 34,013 shares of common stock to Nir Ecology Ltd, one of its major stockholders as a payment of accounts payable in an amount of US$20,408 (US$0.6 per one share of common stock) for services received by the Company during 2010.

J.	On December 30, 2010, the Company issued 25,000 shares of common stock to Mr. Carmel, as a payment of accounts payable in an amount of US$15,000 (US$0.6 per one share of common stock) for services received by the Company in past periods.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9 -	SHARE CAPITAL (cont.)

K.	On December 28, 2010, the Company entered into an Agreement with a California private company (the "Investor"). Pursuant to the Agreement, the Investor invested a total aggregate sum of US$150,000, at a purchase price of US$0.80 per share, and the Company issued 187,500 shares of its common stock to the Investor (62,500 shares were issued in January 2011 for US$50,000, 62,500 shares were issued in February 2011 for US$50,000 and 62,500 were issued in March 2011 for US$50,000) . For each share of Common Stock purchased, the Investor received a warrant, having an exercise price of US$0.80, exercisable for a period of three years from the date of issuance.

L.	On January 24, 2011, the Company entered into an Agreement with an individual residing in Israel and Israeli private investment company (the “Investors”). Pursuant to the Agreement, the Investors invested a total aggregate sum of US$500,000, at a purchase price of US$0.80 per share, and the Company issued 625,000 shares of its common stock to the Investors (62,500 shares were issued in January 2011 for US$50,000, 62,500 shares were issued in February 2011 for US$50,000, 62,500 were issued in March 2011 for US$50,000, 312,500 were issued in April 2011 for US$250,000 and 125,000 were issued in May 2011 for US$100,000 ). For each share of common stock purchased, the Investors shall receive a warrant with an exercise price of US$0.80, exercisable until December 31, 2012.

M.	On March 2, 2011, the Company entered into subscription agreements with 4 individuals residing in Israel for the total sum of US$100,000 at a purchase price of US$0.80 per share. For each share of common stock purchased, the investor received a warrant with an exercise price of US$0.80, exercisable until March 2, 2013.

N.	On April 12, 2011 the Company entered into subscription agreements with an individual and two companies all of which are Israeli residents, under which the company issued 56,250 common stock shares for the total sum of $45,000 (a purchase price of $0.80 per share). For each share of Common Stock purchased, the Company issued a warrant with an exercise price of $0.80, exercisable until April 12, 2013.

O.	On June 6, 2011, the Company paid to a service provider (an Israeli citizen), $50,000 in cash and 62,500 of its common stock shares (representing a fair value of $50,000) as a finder's fee for services rendered by such service provider in connection with several equity investments accrued during 2011, described in L, above.

P.	On June 6, 2011, the Company issued, under the 2009 Share Incentive Plan, to a Trust Company, which holds the shares in trust for the CEO, Mr. Youval Saly, 311,773 common stock shares for the total sum of $3,118 (an exercise price of $0.01 per share).

Q.	On September 1, 2011, the Company entered into subscription agreements with an individual residing in Israel, under which the Company issued 12,500 common stock shares for the total sum of US$ 10,000 (a purchase price of US$ 0.80 per share). For each share of Common Stock purchased, the Company issued a warrant with an exercise price of US$ 0.80, exercisable until September 1, 2014.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 -	RESEARCH AND DEVELOPMENT EXPENSES

	US dollars
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) until December 31,
	2011	2010	2009	2011

Salaries and related expenses	347,198	252,170	369,028	1,664,068
Professional fees	10,075	69,208	183,197	520,947
Materials	207,367	158,990	55,499	646,869
Depreciation	6,710	5,646	6,910	33,797
Travel expenses	10,374	7,165	73,551	208,790
Vehicle maintenance	73,476	43,368	39,946	377,796
Office maintenance and other	43,100	30,568	35,698	220,302
	698,300	567,115	763,829	3,672,569

Less: Grants from the OCS (*)	-	-	-	(121,753)
	698,300	567,115	763,829	3,550,816

(*)	See Note 8A.

NOTE 11 -	GENERAL AND ADMINISTRATIVE EXPENSES

	US dollars
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) until December 31,
	2011	2010	2009	2011

Salaries and related expenses	41,263	33,921	53,779	451,131
Professional fees	253,563	236,218	350,216	769,570
Depreciation	1,983	1,787	600	5,888
Office maintenance and other	2,171	8,573	3,208	304,213
	298,980	280,499	407,803	1,530,802

NOTE 12 -	INCOME TAX

A.	Measurement of results for tax purposes under the Israeli Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustment Law”)

Until December 31, 2007, Pimi Israel reported for tax purposes in accordance with the provisions of the Inflationary Adjustments Law, whereby taxable income was measured in NIS, adjusted for changes in the Israeli Consumer Price Index ("ICPI").

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

On December 6, 2011, the Law for the Change in the Tax Burden (Legislative Amendments) – 2011 was publicized.  As part of the law, among other, the Economic Efficiency Law (Legislative Amendments for the Implementation of the Economic Plan for 2009 and 2010) – 2009 and the Income Tax Ordinance (New Version) – 1961 were amended whereby, commencing in 2012, the blueprint for the reduction in the corporate tax rates will be cancelled and the corporate tax rate will be 25%.  Publication of the Law did not have a material impact on the financial statements of the Company.

C.	Tax assessments

The Company and Pimi Israel have not received final tax assessments since their inception.

D.	Carryforward tax losses

As at December 31, 2011, the company and Pimi Israel has loss carry forward balances for income tax purposes of nearly US$ 0.4 million and US$ 4 million, respectively, that are available to offset future taxable income, if any.

E.	The following is reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	US dollars
	Year ended December 31,
	2011	2010	2009
Pretax loss	(606,866)	(629,038)	(1,076,624)
Federal tax rate	35%	35%	35%
Income tax computed at the ordinary tax rate	212,403	220,163	376,818
Non-deductible expenses	(1,139)	(1,139)	(1,128)
Stock-based compensation	(7,570)	(14,374)	(23,680)
Tax in respect of differences in corporate tax rates	(55,144)	(62,904)	(96,895)
Losses and timing differences in respect of which no deferred taxes were generated	(148,550)	(141,746)	(255,115)
	-	-	-

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 12 -	INCOME TAX (cont.)

F.	Deferred taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Group's future tax assets are as follows:

	US dollars
	Year ended December 31,
	2011	2010	2009
Composition of deferred tax assets:
Provision for employee related obligation	20,153	30,022	27,378
Non-capital loss carry forwards	1,030,433	1,005,347	834,514
Valuation allowance	(1,050,586)	(1,035,369)	(861,892)
	-	-	-

NOTE 13 -	LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year.

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the years ended December 31, 2011, 2010 and 2009, are as follows:

	US dollars
	Year ended December 31,
	2011	2010	2009
Net loss used for the computation of loss per share	(606,866)	(629,038)	(1,076,624)

	Number of shares
	Year ended December 31,
	2011	2010	2009
Weighted average number of shares used in the computation of basic and diluted earnings per share	8,290,381	6,764,020	6,365,330

(*)	The effect of the inclusion of option, warrants and convertible bonds in 2011, 2010 and 2009 is anti-dilutive.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 14 -	RELATED PARTIES

A.	On July 12, 2004, Nir Ecology Ltd. ("Nir", a shareholder of the Company), and Machteshim Chemical Works Ltd. ("Machteshim") entered into an agreement (the "Assignment Agreement"), under which Machteshim transferred to Pimi Israel, all of its rights in the know-how and/or information relating to the product known as MC-10, which is the previous name of the Pimi Israel's product SpuDefender (the "Product"). In addition, Machteshim transferred to Pimi Israel all the rights in the patents and/or patent requests and/or licenses and/or documents related to the Product. Under the Assignment Agreement, Machteshim undertook to register, at its own expense, all the rights in the patent and/or patent request, relating to the Product, in the countries set out in an appendix to Assignment Agreement. If Machteshim does not register the patents, it was agreed that Machteshim will transfer all the required documents to Nir, or any party on its behalf, and Nir, or any party on its behalf, shall carry out the registration. Under an agreement dated, November 11, 2005 between Nir and Pimi Israel, Nir declared and confirmed that the know-how and patents and patent application and/or licenses relating to the Product which were transferred to Pimi Israel from Machteshim under the Assignment Agreement (the "Intellectual Property") belong exclusively to Pimi Israel except for the right of use of the Intellectual Property for water treatment applications which was granted irrevocably and exclusively on a world-wide basis to Nir or to its controlling stockholders (or any company in which Nir’s controlling stockholders have an interest). Nir undertook to sign all necessary documents for the completion of the assignment of the Intellectual Property to Pimi Israel.

B.	Nir is the agent with respect to the region of the State of Israel for raw materials utilized by Pimi Israel in the formulation of its products. During the development stage of its formulation, Pimi Israel imported to Israel the raw materials in order to formulate its products. During the years 2011, 2010 and 2009 Nir has rendered Pimi Israel for materials and services related to importation of Hazard Materials in a total sum of NIS 150,343 (US$41,971), NIS 73,000 (US$20,408) and 40,000 NIS (US$10,956) respectively.

See also Note 9I.

C.	Until December 31, 2009, Nir and Pimi Israel shared the same office space in Kibbutz Alonim. Pimi Israel subleased to Nir 10 square meters of office space for US$75 per month.

D.	Mr. Nimrod Ben Yehuda and Mr. Eitan Shmueli (the controlling shareholder of Omdan Consulting and Instructions Ltd. ("Omdan"), one of the stockholders of the Company), have guaranteed to Bank Hapoalim the line of credit to Pimi Israel.

E.	Pimi Israel entered into an Employment Agreement on November 27, 2006 with Mr. Yuval Saly regarding his employment as the CEO of Pimi Israel. On October 29, 2008, Pimi Israel entered into an Addendum to the Employment Agreement under which Mr. Saly is entitled to total compensation of NIS 50,000 (US$13,086) plus VAT per month from the month of October 2008. This consideration is paid against VAT receipts and covers all social benefits, car maintenance and cellular phone expenses of Mr. Saly. Mr. Saly has taken upon himself the payment for the social security, the pension fund and any other social insurance and benefits.

In August 2010, Pimi Israel agreed with Mr. Saly to reduce his employment and therefore decrease the compensation to be paid to him, to NIS 30,000 (US$7,851) per month, until at such time the Company was able to raise additional funds.

In February 2011, Pimi Israel agreed to increase Mr. Saly's compensation to NIS 40,000 (US$10,468) per month and in March 2011 Pimi Israel agreed with Mr. Saly that he returns to a full time job (180 hours per month) and that his compensation is NIS 50,000 (US$13,086) per month.

Furthermore, as of November 2011, Pimi Israel and Mr. Saly agreed on a reduction of fifty percent (50%) of Mr. Saly's compensation, for a period of two (2) upcoming months. As of January 2012, Mr. Saly's compensation is NIS 50,000 US$ 13,086), per month.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 14 -	RELATED PARTIES (cont.)

E.	(cont.)

Pimi Israel paid Mr. Saly the total sum of NIS 550,000 (US$153,541) NIS 418,212 (US$112,121) and NIS 655,882 (US$167,317) in 2011, 2010 and 2009, respectively, as consideration under his employment agreement.

In addition, Mr. Saly was entitled to options under the Plan in the total sum of 311,773 options for 311,773 ordinary shares to be vested over 16 quarters starting in December 2007 with 19,486 shares vesting each quarter. The exercise price per ordinary share is US$0.01.

On June 15, 2011 Mr. Saly exercised the option and, accordingly, he received 311,773 shares of Company's common stock which were deposited in the hands of a trust company.

F.	According to an agreement dated November 13, 2005, as amended on November 16, 2006, and of April 28, 2009, Mr. Ben Yehuda has been appointed as Pimi Israel's CTO. Mr. Ben Yehuda is entitled to a monthly gross salary of NIS 25,000 (US$6,543), plus benefits such as executive insurance, education fund at the rate of 10% (7.5% contribution by the Company), and disability insurance. Furthermore, Mr. Ben Yehuda is entitled to a credit card for approved expenses, including traveling expenses, a fully paid rental car (including taxes assessed for private use) and a mobile phone which will be fully covered by the Company.

In August 2010, Pimi Israel agreed with Mr. Ben Yehuda that his gross salary will be reduced to NIS 15,000 (US$3,927) per month until additional funds can be raised.

In February 2011, Pimi Israel agreed with Mr. Ben Yehuda that his salary will be set again to NIS 25,000 (US$6,543) per month.

Furthermore, as of November 2011 Pimi Israel and Mr. Ben Yehuda agreed on a reduction of fifty percent (50%) percent of Mr. Ben Yehuda's salary for a period of two (2) upcoming months.

As of January 2012 Mr. Ben Yehuda's salary is NIS 25,000 (US$6,543), per month.

Pimi Israel paid Mr. Ben Yehuda the total sum of NIS 403,298 (US$ 112,587), NIS 335,337 (US$89,913) and NIS 422,904 (US$107,884) in 2011, 2010 and 2009, respectively.

G.	Pimi Israel has entered into a Personal Service Agreement in November 2008 with accountant Avi Lifshitz. Mr. Lifshitz and Ad Wise Ltd., a company under the control of Mr. Lifshitz ("Ad Wise"), under which Ad Wise and Mr. Lifshitz will provide the Company CFO services and shall be entitled together to a total consideration for such services of NIS 10,000 (US$2,617) plus VAT per month as from October 2008 and starting July 1, 2009 additional NIS 1,667 (US$436) per month. Until the date of which Pimi Israel raises capital from an external investor for a sum exceeding US$1,000,000, Pimi Israel shall pay Mr. Lifshitz and Ad Wise, on behalf of the consideration, a sum of NIS 5,000 (US$1,309) plus VAT, and the balance of the consideration shall accrue to the credit of Mr. Lifshitz and Ad Wise and shall be paid to them after the raising of capital as aforesaid. The unpaid balance of this amount is US$31,577 as of December 31, 2011.

Furthermore, as of November 2011, Pimi Israel and Mr. Lifshitz agreed on a reduction of fifty percent (50%) of Mr. Lifshitz’s compensation, for a period of two (2) upcoming months. As of January 2012 Mr. Lifshitz’s compensation is NIS 10,000 (US$ 2,617), per month.

Pimi Israel expenses with regard to Mr. Lifshitz engagement amounted to the total sum of NIS 116,341 (US$ 32,478), NIS 132,281 (US$ 35,464) and NIS 136,284 (US$34,766) in 2011, 2010 and 2009, respectively.

In addition, the CFO is entitled to options under the 2000 Plan under which he will be entitled to 62,355 options for 62,355 Company shares to be vested over 16 quarters as of October 1, 2008, with 3,897 shares vesting each quarter. The exercise price per ordinary share is US$0.72.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 14 -	RELATED PARTIES (cont.)

H.	Legal Services

Sadot & Co. Law offices (“Sadot”) in which Mr. Eitan Shmueli (a controlling shareholder of Omdan Consulting and Instructing Ltd. ("Omdan"), one of the Company stockholders), is a partner, has a retainer in monthly consideration of NIS 9,000 (US$ 2,513) and other consulting agreements with Pimi Israel.

Furthermore, as of November 2011, Pimi Israel and Sadot agreed on a reduction of fifty percent (50%) of Sadot's retainer compensation, for a period of two (2) upcoming months. As of January 2012 Sadot's compensation on retainer increased to NIS 11,463 (US$3,000), per month.

Sadot & Co. Law offices has received fees from Pimi Israel (as legal fees), NIS 155,599 (US$ 43,438), NIS 95,062 (US$25,486) and NIS 428,454 (US$109,299), in 2011, 2010 and 2009, respectively.

See also Note 9H.

I.	Chairman of the BOD

In August 2010, the Company entered into an oral agreement with Mr. Alon Carmel, who serves as the Company's Chairman of the Board and is one of its major stockholders, pursuant to which Mr. Carmel (or a company under his control) will receive US$3,000 per month in consideration for services rendered as Chairman of the Board.

Furthermore, as of November 2011, Pimi Israel and Mr. Carmel agreed on a reduction of fifty percent (50%) of Mr. Carmel compensation, for a period of two (2) upcoming months. As of January 2012 Mr. Carmel's compensation is NIS 11,463 (US$ 3,000), per month.

The Company paid Mr. Carmel the total sum of NIS 97,628 (US$ 27,254) and NIS 52,950 (US$13,934) in 2011 and 2010 respectively. See also Note 9J.

NOTE 15 -	SUBSEQUENT EVENTS

A.	On March 9, 2012, the Company completed a closing (the “Closing”) of its private placement (the “Private Offering”) in the aggregate amount of $626,000 (the “Financing”). The Company issued 62,600 shares of convertible preferred stock (“Series A Preferred Stock”) par value $0.01 at a purchase price of $10.00 per share to 19 accredited investors and 19 non-accredited investors (the “Subscribers”).

On December 15, 2011, the Company filed a Certificate of Designation with the Secretary of State of Delaware in connection with the Series A Preferred Stock. The holders of shares of Series A Preferred Stock shall be entitled to receive dividend cash payments of 9% per annum, payable in quarterly installments, and subject to conversion.

Upon the closing of the Company's next round of financing, provided such closing occurs within twelve (12) months following the execution of the Closing in which Subscribers receive the Series A Preferred Stock, and further subject to minimum proceeds of $2,000,000 being raised in such investment (the "Next Round of Financing"), the Series A Preferred Stock shall automatically be converted into fully paid, nonasseable shares of Common Stock, $0.01 par value per share, of the Company (“Common Stock”). The number of such Conversion Shares shall be determined by dividing the investment amount of the holder of the Series A Preferred Stock (the "Investment") by either (a) 80% of the closing price per share of the Company's common stock in Next Round of Financing or (b) dividing each holder’s Investment amount by $0.80, whichever is lower. In the event that the closing of the Next Round of Financing has not occurred by November 30, 2012, each share of Series A Preferred Stock shall automatically be converted into fully paid, nonassesable shares of Common Stock. Notwithstanding, the holders of Series A Preferred Stock shall be entitled to convert each share of the Series A Preferred Stock into fully paid, nonassesable share of Common Stock, at a price of $0.80 per share.

All and any shares of Series A Preferred Stock shall be automatically converted to the Common Stock and canceled on November 30, 2012, and, if converted to the Common Stock on an earlier date, the shares so converted shall be canceled on the date of their respective conversion.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 15 -	SUBSEQUENT EVENTS (cont.)

B.	On March 8, 2012 the Company entered into subscription agreement with one individual residing in Israel for the total sum of US$10,000 at a purchase price of $0.80 per share. For each share of Common Stock purchased, the investor or a third party on his behalf received a warrant with an exercise price of $0.80, exercisable until March 2, 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2011.

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

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by COSO, our management has concluded that our company has a material weakness in internal control over financial reporting as of December 31, 2011. The weakness exists with regard to segregation of duties, in that one employee does the accounting, accounts payable and banking transactions. Additionally, the Company does not have an audit committee to oversee the financial reporting and disclosure process. As a result, our internal controls were not effective at December 31, 2011.

Evaluation of the Company’s Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are not effective, as of December 31, 2011, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of December 31, 2011. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position
Alon Carmel	56	Chairman of the Board
Youval Saly	54	Chief Executive Officer
Avi Lifshitz	54	Chief Financial Officer
Nimrod Ben Yehuda*	59	Chief Technology Officer, Director

* Aside from Mr. Nimrod Ben Yehuda, there is no other director who is also an officer or employee of the Company.

Alon Carmel

Mr. Alon Carmel is the Chairman of the Board of Directors, and has served as such since September 2008. Alon Carmel co-founded Spark Networks (AMEX:LOV) in 1998, which created and runs such websites as JDate.com, Cupid.co.il, AmericanSingles.com, among others. Prior to co-founding Spark Networks, Mr. Carmel enjoyed a successful career in real estate from 1983 until 1991. Since leaving Spark Networks in 2005, Mr. Carmel has invested in a wide range of early stage start-ups which are mainly internet technologies. He is a graduate of the Technion Institute, Haifa, Israel as practical civil engineer. Mr. Carmel is also member of the board of InterLogic LTD and Rodeo Consulting LLC.

Youval Saly

Mr. Youval Saly is our Chief Executive Officer, and joined the Company in November 2007. In 2007, prior to joining the company he was the CEO of High-Tech Lipids LTD, a Biotech Company. From 2005 to 2007 Mr. Saly was the founder and served as CEO of Aqua Solutions Ltd., which developed detergent-free industrial laundry systems. From 2002 until 2005 Mr. Saly served as the marketing and sales manager in Europe at Galam Ltd. a company which is an Israeli market leader in the manufacture of Fructose, Glucose and Starch. From 2001 until 2002 Mr. Saly was the vice president of marketing and sales of Spandex Israel Ltd - a textile company. Previously Mr. Saly served as the marketing and sales manager of Haifa Chemicals Ltd between 1997-2001, and was the Chief Technologist of “Pri Hagalil”- the biggest fruit and vegetable processor in Israel, from 1992 until 1997. From 1987 until 1992 Mr. Saly was a head technologist in "Alkol" and from 1985-1987 served as a technologist in "Pri Haemek". Youval Saly earned a B.Sc. in Biotechnology and Food Engineering from Technion Institute, Haifa, Israel.

Avi Lifshitz

Mr. Avi Lifshitz is our Chief Financial Officer, and brings to Pimi more than 25 years of experience in accounting, finance and business management. Mr. Lifshitz is serving for 18 years as CFO of Jordan Valley Semiconductors Ltd. which is preparing its financial statement in accordance with the US GAAP. He is the Secretary of Jordan Valley Semiconductors UK Ltd. and Jordan Valley Semi Conductors Gmbh (Germany) and Jordan Valley Semiconductors Taiwan Ltd. (Taiwan). He has joined Meiri-Lifshitz Accounting firm in 1990 and is a partner since then. Mr. Lifshitz is a director in Bede Scientific Inc (US), in Efrat Consultants Ltd. (ISR) and in Ed-Wise Ltd (ISR). Mr. Lifshitz teaches at the Technion-Israel Institute of Technology where he won an award for excellence in 1998. He is certified as a public accountant in Israel, and holds a B.A. in economics and accounting from Haifa University.

Nimrod Ben-Yehuda

Mr. Nimrod Ben-Yehuda is our Chief Technology Officer responsible for developing the Company’s technology, and also serves as a member of our Board of Directors. During the past 18 years, Mr. Ben-Yehuda has been a leading entrepreneur in the field of environment friendly solutions using STHP in many applications. He is the Co-Founder of Pimi and was the inventor of its IP and products. From 1986 and until 1989 he served as Joint CEO of NitroJet LTD., from 1989 until 2003 served as CEO of Nir Ecology LTD., which develops ecological solutions for veterinary, food industries and hospitals and from 1993 until 2003 served as joint CEO and CTO of Swissteril Water Purifications Ltd., which developed a protocol for purification of water. Since 2003 until today he serves as CTO of Pimi Israel.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, whose total annual salary and bonus for the years ended December 31, 2011 and 2010 exceeded $100,000:

SUMMARY COMPENSATION TABLE
Name and principal position		Salary	Bonus	Stock Awards		Option awards (4)	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation	Total
	Year	($)	($)	($)		($), (a)	($)	($)	($)	($)

Youval Saly,	2010	112,121	-	-	(6)	7,062	-	-	-	119,183
Chief Executive Officer (1)	2011	153,541			(6)	2,147				155,688

Avi Lifshitz,	2010	35,464	-	-	(7)	4,961	-	-	-	40,425
Chief Financial Officer (2)(5)	2011	32,478	-	-	(7)	2,341	-	-	-	34,819

Nimrod Ben-Yehuda,	2010	89,913	-	-		-	-	-	13,158	103,071
Chief Technology Officer (3)	2011	112,587	-	-		-	-	-	15,335	127,922

Alon Carmel	2010	13,934								13,934
Chairman of the BOD (8)	2011	27,254								27,254

(1) Mr. Saly has started to be employed by us on December 2007.

(2) Mr. Lifshitz has started to be employed by us on November 2008.

(3) Mr. Ben Yehuda has started to be employed by us in 2005.

(4) For the assumptions made in the valuation of the options see note 9B. to the financial statements.

(5) An amount in the sum of $31,577 ($47,980 in 2010) was not paid and was recorded as a loan Mr. Lifshitz granted the Company.

(6) Mr. Saly was granted 311,773 options for 311,773 Common Stock shares to be vested in 16 quarters starting as of December 2007, each quarter 19,486 shares.

(7) Mr. Lifshitz was granted 62,355 options for 62,355 Common Stock shares to be vested in 16 quarters starting as of October, 2008 each quarter 3,897 shares.

(8) Mr. Alon Carmel commenced to receive compensation as of August 1, 2010.

Youval Slay-CEO

Pimi entered into an Employment Agreement on November 27, 2006 with Mr. Saly. On October 29, 2008, we entered into an Addendum to the Employment Agreement. Mr. Saly is entitled to total compensation of 50,000 NIS ($13,086) plus VAT per month starting October 2008. This consideration is paid against VAT receipt and covers all social benefits, car maintenance and cellular phone expenses of Mr. Saly. Mr. Saly has taken upon himself the payment for the social security, the pension fund and any other social insurance and benefits. On August 2010, we agreed with Mr. Saly we would pay him 30,000 NIS ($7,851) per month and than he could work at another job until we shall raise additional funds. On February 2011 we agreed to raise his payment to 40,000 NIS ($10,468) per month, and on March 2011 we agreed with him he will return to full time job (180 hours per month) and he will be paid 50,000 NIS ($13,086) per month. Further on, as of November 2011, we agreed on reduction of fifty percent (50%) of Mr. Saly's monthly compensation, for a period of two (2) upcoming months. As of January 2012 Mr. Saly's monthly compensation is 50,000 NIS. Pimi has paid Mr. Saly the total sum of 550,000 NIS ($153,541) and 418,212NIS ($112,121) in 2011 and 2010 respectively, as consideration under his employment agreement. Until August 2010 and starting March 2011,Mr. Saly devotes approximately 180 hours a month in connection with his full-time employment with the Company, and devotes 100% of his working time to the business and affairs of the Company.

In addition the CEO is entitled to options under the 2009 Share Incentive Plan in the total amount of 311,773 options for 311,773 common stock shares to be vested in 16 quarters starting as of December 2007, vesting of 19,486 shares each quarter. The exercise price per each common stock stave share is 0.01 US$. On June 15, 2011 the CEO has exercised the options and received 311,773 shares of Common Stock of the Company.

Nimrod Ben Yehuda - CTO

According to an agreement dated November 13, 2005, as amended on November 16, 2006, and of April 28, 2009, Mr. Ben Yehuda has been appointed as Pimi's CTO. Mr. Ben Yehuda is entitled to a monthly gross salary of 25,000 NIS ($6,543), plus benefits such as executive insurance, education fund at the rate of 10% (7.5% contribution by us), and disability insurance. Furthermore, Mr. Ben Yehuda is entitled to a credit card for approved expenses, including traveling expenses, a fully paid rental car (including taxes assessed for private use) and a mobile phone which will be fully covered by the Company. Mr. Ben Yehuda devotes approximately 180 hours a month in connection with his full-time employment with the Company, and devotes 100% of his working time to the business and affairs of the Company. On August 2010 we agreed with Mr. Ben Yehuda that his gross salary will be reduced to 15,000 NIS ($3,927) per month until additional funds will be raised. On February 2011, we agreed with Mr. Ben Yehuda that his salary will be set again to 25,000 NIS ($6,543) per month. In November 2011 we agreed on reduction of fifty percent (50%) percent of Mr. Ben Yehuda's salary for a period of two (2) upcoming months. As of January 2012 Mr. Ben Yehuda's salary is 25,000 NIS. Pimi has paid Mr. Ben Yehuda the total sum of 403,298 NIS ($112,587) and 335,337 NIS ($89,913) in 2011 and 2010, respectively.

Avi Lifshitz- CFO

Pimi has entered into a Personal Service Agreement in November 2008 with accountant Avi Lifshitz. Mr. Lifshitz and Ad wise Ltd., a company under the control of Mr. Lifshitz ("Ad wise"), under which Ad Wise and Mr. Lifshitz are entitled together to a total consideration of 10,000 NIS ($2,617) plus VAT per month as from October 2008,and starting July 1,2009 additional 1,667 NIS ($436) per month. Until the date of which Pimi raises capital from an external investors for a sum exceeding $1,000,000, Pimi shall pay Mr. Lifshitz and Ad wise, on behalf of the consideration, a sum of 5,000 NIS ($1,309) plus VAT, and the balance of the consideration shall accrue to the credit of the Mr. Lifshitz and Ad wise and shall be paid to them after the raising of capital as aforesaid. The consideration to Mr. Lifshitz is paid as salary and the consideration to Ad wise is paid against VAT receipt, the consideration shall not exceed the amount of 10,000 NIS ($2,617) plus VAT until June 30, 2009, and 11,667 NIS ($3,053) starting July 1, 2009. In November 2011 we agreed on reduction of fifty percent (50%) percent of Mr. Lifshit's monthly compensation for a period of two (2) upcoming months. The consideration covers taxes, national insurance, pension fund and/or any other social insurance and/or benefits, car maintenance and cellular phone expense. Pimi expenses amounted to the total sum of 116,341 NIS ($32,478) and 132,281 NIS ($35,464) in 2011 and 2010, respectively, under this Personal Service Agreement. Mr. Lifshitz's works approximately 36 hours a month in connection with the business and affairs of the Company and his position is considered to be part-time. Mr. Lifshitz devotes approximately 20% of his working time to the business of the Company.

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

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 31, 2012, and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 31, 2012. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

Name and address of owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned (1)		Percentage of Class (2)
Alon Carmel (3) c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chairman of the Board	2,548,838		23.35%

Youval Saly c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Executive Officer	311,773		2.86%

Avi Lifshitz c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Financial Officer	54,558	(4)	0.50%

Nimrod Ben-Yehuda (3)(5) c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Technology Officer, Director	1,443,075		13.22%

Omdan Consulting and Instructing Ltd (3) (6) 44 Nachal Amud St. Ramat-Hasharon, Israel, 47204	Common Stock	Shareholder	930,533		8.5%

All Officers and Directors As a Group (5 persons)	Common Stock		5,252,834		48.11%

(1)	This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.

(2)	Applicable percentage ownership is based on 10,917,686 shares which are comprised of 8,553,987 shares of Common Stock outstanding as of March 31, 2012, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 31, 2012, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of March 31, 2012, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	For the terms of Voting Agreement between Alon Carmel, Nir Ecology and Omdan Consulting and Instruction Ltd see Certain Relationship and Related Transactions.

(4)	This number represents the amount of options which become vested under Mr. Lifshitz option agreement until May 31, 2012.
(5)	The shares are owned by Nir Ecology Ltd, a company under the control of Mr. Ben Yehuda and are held in trust for Nir Ecology by a trustee.

(6)	A company owned by Mr. Eitan Shmueli and his wife Mrs. Vivy Shmueli. Mr. Shmueli was the Co-Founder of Pimi Israel and serves as Pimi’s legal Advisor in Israel. This number is comprised of 854, 762 shares and 25,000 warrants owned by Omdan, and 50,771 shares owned by Mr. Eitan Shmueli.,which were purchased on December 30, 2010. The shares owned by Omdan and Mr. Shmueli are held by trustees.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Shareholder Agreement

Our shareholders Alon Carmel ("Carmel "), Omdan Consulting and Instructing Ltd. a company under the control of Advocate Eitan Shmueli and his wife Mrs. Vivy Shmueli ("Omdan"), Nir Ecology Ltd. ("Nir") a company under the control of Mr. Nimrod Ben Yehuda our CTO, by Ashdor Asset Management and Trust Ltd. (that held the shares in trust for Nir) (collectively the "Shareholders"), entered into an agreement on February 24, 2009 (the "Shareholders Agreement"). Nir is a company under the control of our director, Mr. Nimrod Ben-Yehuda. Under the Shareholders Agreement, the Shareholders have agreed to vote their shares in the annual general meeting of the shareholders. Omdan and Nir will vote for 2 directors which will be proposed by Mr. Carmel. Mr. Carmel and Nir will vote for one director which will be proposed by Omdan, and Mr. Carmel and Omdan will vote for one director which will be proposed by Nir. The parties agreed that in case Mr. Carmel will hold less than 15% and more than 7.5% of Pimi's share capital, Omdan and Nir shall vote for only one director which will be proposed by Mr. Carmel. In case the holdings of one of the parties will be less than 7.5% of Pimi's share capital, the other two parties will not be obligated to vote for the director proposed by this party. In case, the number of directors appointed by the parties will be more than 4 directors, the parties will appoint an even number of directors. In case, six directors will be appointed, Mr. Carmel will propose the fifth director and Omdan and Nir will vote for him, Nir will propose the sixth director and Mr. Carmel and Omdan will vote for him. In case eight directors will be appointed, Mr. Carmel will propose the seventh director and Omdan and Nir will vote for such director. Omdan will propose the eighth director and Mr. Carmel and Nir will vote for him. In case there will not be unanimous consent between the above shareholders with regard to the identity of an outside director, the shareholders will vote against the appointment of such external director in any general meeting it is brought for election. In an addendum to the Shareholders Agreement dated April 23, 2009, Nir and Omdan agreed that in case of liquidation of the Company or a sale of the majority of its shares to an investor (collectively, the “Sale”) under which Carmel will receive less than $965,000 from such event, they will pay to Carmel, out of the sum they have received under the Sale the balance up to $965,000.

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

Mr. Eitan Shmueli (the controlling shareholder of Omdan) and Mr. Nimrod Ben Yehuda, have guaranteed to Bank Hapoalim a line of credit of 60,000NIS ($15,703) granted to Pimi Israel.

Nir is the agent for Israel of a supplier of one of the raw materials utilized by Pimi Israel in the formulation of its products. During the development stage of its formulation, Pimi Israel imported to Israel the raw materials in order to formulate its products. Under an agreement dated November 11, 2005, Pimi Israel purchased from Nir such raw materials at cost plus a 10% handling commission. Under this agreement, Pimi Israel paid to Nir as a consideration for import of the materials and as handling commission, an amount of 73,000 NIS ($20,408) and 150,343 NIS (US$ 41,971) for the years 2010 and 2011 respectively.

On December 30, 2010 the company further issued 34,013 share of Common Stock to Nir for the sum of 20,408 ($0.6 per one share of common stock) which was paid by Nir Ecology.

Legal Services

Sadot & Co. Law offices in which Mr. Eitan Shmueli (a controlling shareholder of Omdan, one of our shareholders), is a partner, has a retainer and other consulting agreements with Pimi. As of November 2011, we agreed on reduction of fifty percent (50%) of Sadot & Co. Law offices monthly fee, for a period of two (2) upcoming months. Sadot & Co. Law offices has received fee from Pimi (as legal fees) 155,599 NIS ($43,438) and 95,062 NIS ($25.486) in the years, 2011 and 2010, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant	Year	Amount billed

Fahn Kanne & Co.	2011	$39,502
	2010	$25,368

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation of Pimi Agro Cleantech Ltd. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

3.2	Change of Name Certificate of Pimi Agro Cleantech Ltd. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

3.3	Certificate of Incorporation of Pimi Agro Cleantech, Inc. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

3.4	By-laws of Pimi Agro Cleantech Ltd. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

3.5	Certificate of Designation, filed with the Secretary of State of Delaware on December 15, 2011 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2012)

3.6	Certificate of Amendment to the Certificate of Designation, filed with the Secretary of State of Delaware on March 7, 2012 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2012)

10.1	Employment Agreement by and between Mr. Youval Saly and Pimi Agro Cleantech Ltd. dated November 27, 2006. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.2	Addendum to the Employment Agreement with Mr. Youval Saly dated October 29, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.3	Employment Agreement with Mr. Nimrod Ben Yehuda dated November 13, 2005. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.4	Addendum to the Employment Agreement with Mr. Nimrod Ben Yehuda dated November 15, 2006 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.5	Addendum to the Employment agreement with Mr. Nimrod Ben Yehuda dated April 28, 2009 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.6	Reserved

10.7	Reserved

10.8	Employment Agreement by and between Mr. Avi Lifshitz and Pimi Agro Cleantech Ltd. dated November 19, 2008 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.9	Pimi Agro Cleantech Ltd. 2008 Share Option Plan and option Agreements with: Mr. Youval Saly, Mr. Avi Lifshitz, Mr. Avi Levi, Mr. Doron Shorrer, Prof. Avi Nachmias, Prof. Ilan Chet. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.10	Agreement between Machteshim Chemical Works Ltd. and Nir Ecology Ltd. dated July 12, 2004. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.11	Agreement between Nir Ecology Ltd. and Pimi Agro Cleantech Ltd both dated November 11, 2005 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.12	Agreement between Nir Ecology Ltd. and Pimi Agro Cleantech Ltd both dated November 11, 2005 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.13	Investment Agreement between Mr. Ben Yehuda, Omdan Consulting and Instruction Ltd., Mr. Carmel and JNS Capital LLC dated November 13, 2005. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on August 3, 2009)

10.14	Addendum to the Investment Agreement between Mr. Ben Yehuda, Omdan Consulting and Instruction Ltd., Mr. Carmel and JNS Capital LLC dated November 15, 2006 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.15	Overseas Market Development Consultancy Agreement by and between Pimi Agro Cleantech Ltd. and The Center for Potato Research in a Warm Climate dated January 9, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.16	MOU between Pimi Agro Cleantech LTD. and Omnivent Techniek BV dated May 19, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.17	Agreement for Services by and between Wagner Regulatory Associates, Inc. Pimi Agro Cleantech Ltd. dated September 21, 2008 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.18	Tenancy Agreement between Kibbuts Alonim and Pimi Agro Cleantech Ltd dated December 30, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.19	Agreement between Redebel S.A. and Pimi Cleantech Ltd. (Registration Assistance Agreement) dated December 23, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.20	Agreement by and between Omex Agriculture Ltd. and Pimi Agro Cleantech Ltd. dated January 11, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)*

10.21	Letter of Intent Agreement by and between VegiSafe LLC and Pimi Agro Cleantech Ltd. dated January 20, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on August 3, 2009)

10.22	Term Sheet with Earthbound LLC dated January 20, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.23	Voting Agreement between Alon Carmel, Omdan Consulting, and Instruction Ltd and Nir Ecology dated February 24, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.24	Addendum to the Voting Agreement of February 24, 2009 dated April 23, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.25	Share Exchange Agreement between Pimi Agro Cleantech Inc., Pimi Agro Cleantech Ltd. and the Shareholders of Pimi Agro Cleantech Ltd., dated April 27, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.26	Pimi Agro Cleantech, Inc. 2009 Stock Incentive Plan. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.27	Warrant issued by Pimi Agro Cleantech, Inc. to Earthbound LLC dated May 3, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.28	Amendment to Warrant issued by Pimi Agro Cleantech, Inc. to Earthbound LLC dated June 7, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.29	Amendment to Warrant issued by Pimi Agro Cleantech, Inc. to Earthbound LLC dated July 29, 2009 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on August 3, 2009).

10.30	Stock Purchase Agreement by and between Pimi Agro Cleantech, Inc. and Ehud Nahum dated June 4, 2009 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.31	Stock Purchase Agreement by and between Pimi Agro Cleantech, Inc. and Yuval Nahum dated June 4, 2009 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.32	Financial Advisory Agreement by and between Pimi Agro Cleantech, Inc. and Lampost Capital L.C., dated March 24, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2010)

10.33	Subscription Agreement by and between Pimi Agro Cleantech, Inc. and the subscribers thereto, dated April 15, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2010)

10.34	Stock Purchase Agreement dated August 24, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 30, 2010).

10.35	Warrant dated August 24, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 30, 2010).

10.36

Agreement dated December 28, 2010 by and between Pimi Agro Cleantech, Inc. and Mr. Uri Sheinbaum (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.37	Subscription Agreement dated December 28, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.38	Warrant dated December 28, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.39	Securities Purchase Agreement dated January 25, 2011 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2011).

10.40	Warrant dated January 25, 2011 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2011).

10.41	Addendum No 1 to Letter of Intent dated January 20, 2009, between Pimi Agro Cleantech Inc, and Vegisafe LLC. (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 12, 2011)

10.42	Subscription Agreement by and between Pimi Agro Cleantech, Inc. and the subscribers thereto, dated March 9, 2012 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2012)

21.1	List of subsidiaries of the Company. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.2	Approval of Office of the Chief Scientist, Ministry of Industry, Trade and Labor, State of Israel, dated April 11, 2007. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

99.2	Approval of Office of the Chief Scientist, Ministry of Industry, Trade and Labor, State of Israel, dated November 12, 2007. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

 *Portions of exhibit 10.20 have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIMI AGRO CLEANTECH, INC.

April 16, 2012	By:	/s/ Youval Saly
Youval Saly
Chief Executive Officer
(Principal Executive Officer)

April 16, 2012	By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Youval Saly	Chief Executive Officer	April 16, 2012
Youval Saly	(Principal Executive Officer)

/s/ Avi Lifshitz	Chief Financial Officer	April 16, 2012
Avi Lifshitz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alon Carmel	Chairman of the Board	April 16, 2012
Alon Carmel

/s/ Nimrod Ben-Yehuda	Chief Technology Officer, Director	April 16, 2012
Nimrod Ben-Yehuda

