Form 10-K/A
period 2011-12-31
PIMI AGRO CLEANTECH, INC.
filed 2012-05-03
CIK 1463191

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

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Annual Report on Form 10-K (“Form 10-K/A”) for the year ended December 31, 2011 which was originally filed with the Securities and Exchange Commission on April 16, 2012 (the “Original 10-K”). This amendment is being filed to amend Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For the convenience of the reader, this Form 10-K/A sets forth the Company’s Original 10-K in its entirety, as amended by, and to reflect the amendment, as described above. Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment. Accordingly, this Amendment does not reflect events occurring after the Original 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Chief Accounting Officer and Principal Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K, including any amendments to those filings.

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

Name and address of owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Alon Carmel (3) c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chairman of the Board	2,548,838	23.35%

Youval Saly c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Executive Officer	311,773	2.86%

Avi Lifshitz c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Financial Officer	54,558 (4)	0.50%

Nimrod Ben-Yehuda(3) (5) c/o Pimi Agro CleanTech, Inc. Kibutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Technology Officer, Director	1,443,075	13.22%

M.Y.A.S.H. Entrepreneurship & Projects Ltd.	Common Stock	Shareholder	437,500	5.11%

Omdan Consulting and Instructing Ltd (3) (6) 44 Nachal Amud St. Ramat-Hasharon, Israel, 47204	Common Stock	Shareholder	930,533	8.5%

All Officers and Directors As a Group (4 persons)	Common Stock		4,358,244	39.93%

(1)	This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.

(2)	Applicable percentage ownership is based on 10,917,686 shares which are comprised of 8,553,987 shares of Common Stock outstanding as of March 31, 2012, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 31, 2012, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of March 31, 2012, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	For the terms of Voting Agreement between Alon Carmel, Nir Ecology and Omdan Consulting and Instruction Ltd see Certain Relationship and Related Transactions.

(4)	This number represents the amount of options which become vested under Mr. Lifshitz option agreement until May 31, 2012.
(5)	The shares are owned by Nir Ecology Ltd, a company under the control of Mr. Ben Yehuda and are held in trust for Nir Ecology by a trustee.

(6)	A company owned by Mr. Eitan Shmueli and his wife Mrs. Vivy Shmueli. Mr. Shmueli was the Co-Founder of Pimi Israel and serves as Pimi’s legal Advisor in Israel. This number is comprised of 854, 762 shares and 25,000 warrants owned by Omdan, and 50,771 shares owned by Mr. Eitan Shmueli.,which were purchased on December 30, 2010. The shares owned by Omdan and Mr. Shmueli are held by trustees.

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

PIMI AGRO CLEANTECH, INC.

May 3, 2012	By:	/s/ Youval Saly
Youval Saly
Chief Executive Officer
(Principal Executive Officer)

May 3, 2012	By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Youval Saly	Chief Executive Officer	May 3, 2012
Youval Saly	(Principal Executive Officer)

/s/ Avi Lifshitz	Chief Financial Officer	May 3, 2012
Avi Lifshitz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alon Carmel	Chairman of the Board	May 3, 2012
Alon Carmel

/s/ Nimrod Ben-Yehuda	Chief Technology Officer, Director	May 3, 2012
Nimrod Ben-Yehuda

