Form 10-Q
period 2012-03-31
PIMI AGRO CLEANTECH, INC.
filed 2012-05-21
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of common stock outstanding as of April 30, 2012 was 8,553,987.

Pimi Agro Cleantech, Inc.

Form 10-Q

For the Quarter ended March 31, 2012

2

ITEM 1. Condensed Consolidated Financial Statements

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Condensed Consolidated Financial Statements

as of March 31, 2012 (Unaudited)

3

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Condensed Consolidated Financial Statements

as of March 31, 2012 (Unaudited)

Table of Contents

Page

Condensed Consolidated Financial Statements

Balance Sheets	F-2

Statements of Operations and Comprehensive Loss	F-3

Statements of Changes in Stockholders’ Deficit	F-4 – F-10

Statements of Cash Flows	F-11

Notes to Condensed Consolidated Financial Statements	F-12 – F-15

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	465,182	22,446
Accounts receivable	153,995	186,842
Other current assets	33,961	22,487
Total current assets	653,138	231,775

Property and Equipment, Net	30,209	27,559

Funds in Respect of Employee Rights Upon Retirement	66,647	68,015
Total assets	749,994	327,349

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable:
Trade	107,652	145,189
Other	183,707	167,357
Convertible Bonds	178,623	174,356
Series A Convertible preferred stock (Notes 2B and 3)	571,225	-
Total current liabilities	1,041,207	486,902

Liability for employee rights upon retirement	78,443	73,454
Total liabilities	1,119,650	560,356

Stockholders’ Deficit
Common stocks of US$ 0.01 par value ("Common stocks"):
30,000,000 shares authorized as of March 31, 2012 and December 31, 2011; issued and outstanding 8,553,587 shares and 8,541,087 shares as of March 31, 2012 and December 31, 2011, respectively	85,535	85,410
Additional paid in capital	4,065,187	4,055,026
Accumulated other comprehensive loss	(64,282)	(61,768)
Deficit accumulated during the development stage	(4,456,096)	(4,311,675)
Total stockholders' deficit	(369,656)	(233,007)
Total liabilities and stockholders’ deficit	749,994	327,349

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Three month period ended March 31,		Cumulative period from January 14, 2004 (date of inception) through March 31,
	2012	2011	2012(*)
	(unaudited)		(unaudited)
Revenues from sales of products	100,943	93,411	1,104,825
Research and development expenses	(160,287)	(177,309)	(3,711,103)
General and administrative expenses	(69,973)	(80,131)	(1,600,775)
Operating loss	(129,317)	(164,029)	(4,207,053)
Financing expenses, net	(15,104)	(24,111)	(168,709)
Loss from continuing operations	(144,421)	(188,140)	(4,375,762)
Loss from discontinued operations, net	-	-	(80,334)
Loss for the period	(144,421)	(188,140)	(4,456,096)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,514)	102	(64,282)

Comprehensive loss	(146,935)	(188,038)	(4,520,378)

Loss per share (basic and diluted) (Note 4)	(0.02)	(0.03)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)
January 14, 2004 (date of inception)	-	-	-	-	-	-	-
120,000 common stock issued for cash of US$ 0.002 per share	120,000	1,200	(932)	-	-	-	268
Balance as of December 31, 2004	120,000	1,200	(932)	-	-	-	268

Loss for the year	-	-	-	-	-	(223,285)	(223,285)
Other comprehensive income	-	-	-	5,989	-	-	5,989
Receipts on account of shares	-	-	-	-	100,000	-	100,000
Balance as of December 31, 2005	120,000	1,200	(932)	5,989	100,000	(223,285)	(117,028)

Loss for the year	-	-	-	-	-	(831,415)	(831,415)
Other comprehensive loss	-	-	-	(12,748)	-	-	(12,748)
Issuance of 25,200 common stock for cash of US$ 7.50 per share on January 2, 2006	25,200	252	188,748	-	(100,000)	-	89,000
Issuance of 24,000 common stock for cash of US$ 7.56 per share on July 19, 2006	24,000	240	181,293	-	-	-	181,533
Issuance of 72,000 common stock for cash of US$ 7.53 per share on December 28, 2006	72,000	720	541,600	-	-	-	542,320
Issuance of 1,688 common stock for cash of US$ 8.33 per share on December 28, 2006	1,688	17	14,043	-	-	-	14,060
Receipts on account of shares	-	-	-	-	33,644	-	33,644
Balance as of December 31, 2006	242,888	2,429	924,752	(6,759)	33,644	(1,054,700)	(100,634)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)

Loss for the year	-	-	-	-	-	(341,453)	(341,453)
Other comprehensive loss	-	-	-	(23,206)	-	-	(23,206)
Issuance of 8,708 common stock for cash of US$ 2.37 per share, 30,006 common stock for cash of US$ 3.28 per share, 7,754 common stock for cash of US$ 0.0025 per share and 591 common stock for cash of US$ 3.45 per share in April 2007	47,059	471	119,375	-	(33,644)	-	86,202
Issuance of 6,937 common stock for cash of US$ 4.10 per share in June 2007	6,937	69	28,339	-	-	-	28,408
Issuance of 747,390 common stock for cash of US$ 0.078 per share in July 2007	747,390	7,474	51,061	-	-	-	58,535
Issuance of 996,520 common stock for cash of US$ 0.024 per share in August 2007	996,520	9,965	14,007	-	-	-	23,972
Issuance of 996,520 common stock for cash of US$ 0.024 per share in November 2007	996,520	9,965	15,212	-	-	-	25,177
Issuance of 996,520 common stock for cash of US$ 0.0026 per share in December 2007	996,520	9,965	(7,405)	-	-	-	2,560
Receipts on account of shares	-	-	-	-	100,000	-	100,000
Balance as of December 31, 2007	4,033,834	40,338	1,145,341	(29,965)	100,000	(1,396,153)	(140,439)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)

Loss for the year	-	-	-	-	-	(602,994)	(602,994)
Other comprehensive income	-	-	-	109	-	-	109
Issuance of 716,589 common stock for cash of US$ 0.041 per share in February 2008	716,589	7,166	22,370	-	-	-	29,536
Issuance of 235,334 common stock for cash of US$ 0.72 per share in February 2008	235,334	2,353	166,600	-	(100,000)	-	68,953
Issuance of 291,515 common stock for cash of US$ 0.69 per share in June 2008	291,515	2,915	197,085	-	-	-	200,000
Issuance of 310,382 common stock for cash of US$ 0.71 per share in September 2008	310,382	3,104	216,161	-	-	-	219,265
Issuance of 444,004 common stock for cash of US$ 0.74 per share in November 2008	444,004	4,440	323,548	-	-	-	327,988
Stock based compensation	-	-	43,767	-	-	-	43,767
Balance as of December 31, 2008	6,031,658	60,316	2,114,872	(29,856)	-	(1,999,147)	146,185

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)
Loss for the year	-	-	-	-	-	(1,076,624)	(1,076,624)
Other comprehensive loss	-	-	-	(11,810)	-	-	(11,810)
Issuance of 26,399 common stock for cash of US$ 1.33 per share in January 2009	26,399	264	34,721	-	-	-	34,985
Issuance of 3,373 common stock for cash of US$ 1.33 per share in March 2009	3,373	34	24,966	-	-	-	25,000
Issuance of 201,972 common stock for cash of US$ 0.73 per share in March 2009	201,972	2,020	122,980	-	-	-	125,000
Issuance of 45,328 common stock for cash of US$ 1.32 per share in March 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 4,459 common stock for cash of US$ 1.32 per share in April 2009	4,459	45	5,516	-	-	-	5,561
Issuance of 45,328 common stock for cash of US$ 1.32 per share in June 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 40,000 common stock for cash of US$ 1.35 per share in June 2009	40,000	400	53,600	-	-	-	54,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in August 2009	20,000	200	26,800	-	-	-	27,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in September 2009	20,000	200	26,800	-	-	-	27,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in October 2009	35,000	350	46,900	-	-	-	47,250
Issuance of 45,330 common stock for cash of US$ 1.32 per share in October 2009	45,330	453	59,547	-	-	-	60,000
Issuance of 54,263 common stock for cash of US$ 1.35 per share in November 2009	54,263	542	68,193	-	-	-	68,735
Stock based compensation	-	-	91,077	-	-	-	91,077
Balance as of December 31, 2009	6,573,110	65,730	2,795,066	(41,666)	-	(3,075,771)	(256,641)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)
Loss for the year	-	-	-	-	-	(629,038)	(629,038)
Other comprehensive loss	-	-	-	(28,216)	-	-	(28,216)
Issuance of 3,225 common stock for cash of US$ 1.55 per share in February 2010	3,225	32	4,968	-	-	-	5,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in February 2010	35,000	350	46,900	-	-	-	47,250
Issuance of common stock and warrants, net of issuance costs in August 2010	385,108	3,851	197,215	-	-	-	201,066
Issuance of 134,121 common stock for cash of US$ 0.6 per share in December 2010	134,121	1,341	76,118	-	-	-	77,459
Amounts attributed to detachable warrants issued in connection with convertible bonds	-	-	41,208	-	-	-	41,208
Beneficial conversion feature on convertible bonds	-	-	41,207	-	-	-	41,207
Stock based compensation (**)	30,000	300	82,046	-	-	-	82,346
Balance as of December 31, 2010	7,160,564	71,604	3,284,728	(69,882)	-	(3,704,809)	(418,359)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

(**)	Including US$ 24,850 with respect to the issuance of 30,000 common stock to a service provider.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)
Loss for the year	-	-	-	-	-	(606,866)	(606,866)
Other comprehensive income	-	-	-	8,114	-	-	8,114
Issuance of 125,000 common stock and warrants for cash of US$ 0.8 per share in January 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 125,000 common stock and warrants for cash of US$ 0.8 per share in February 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 250,000 common stock and warrants for cash of US$ 0.8 per share in March 2011	250,000	2,500	197,500	-	-	-	200,000
Issuance of 368,750 common stock and warrants for cash of US$ 0.8 per share in April 2011	368,750	3,688	291,312	-	-	-	295,000
Issuance of 125,000 common stock and warrants for cash of US$ 0.8 per share in May 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 12,500 common stock and warrants for cash of US$ 0.8 per share in September 2011	12,500	125	9,875	-	-	-	10,000
Issuance of 62,500 common stock and warrants, and payment of US$ 50,000 in cash as equity issuance costs	62,500	625	(50,625)	-	-	-	(50,000)
Exercise of options	311,773	3,118	-	-	-	-	3,118
Stock based compensation	-	-	25,986				25,986
Balance as of December 31, 2011	8,541,087	85,410	4,055,026	(61,768)	-	(4,311,675)	(233,007)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)

Loss for the period	-	-	-	-	-	(144,421)	(144,421)

Other comprehensive loss	-	-	-	(2,514)	-	-	(2,514)

Issuance of 12,500 common stock and warrants for cash of US$ 0.8 per share in March 2012	12,500	125	9,875	-	-	-	10,000

Stock based compensation	-	-	286	-	-	-	286
Balance as of March 31, 2012 (unaudited)	8,553,587	85,535	4,065,187	(64,282)	-	(4,456,096)	(369,656)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Three month period ended March 31,		Cumulative period from January 14, 2004 (date of inception) through March 31,
	2012	2011	2012(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:

Loss for the period	(144,421)	(188,140)	(4,456,096)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	2,007	2,178	41,692
Increase in liability for employee rights upon retirement	2,876	9,751	75,902
Stock based compensation	286	7,559	243,462
Interest on convertible bonds	4,267	15,407	94,693
Interest on stockholders loans	-	-	(2,409)
Issuance costs of convertible preferred stock	62,600	-	62,600
Change in fair value of convertible preferred stock	(54,775)	-	(54,775)

Changes in assets and liabilities:

Decrease (increase) in accounts receivable	37,113	67,587	(155,300)
Decrease (increase) in other current assets	(10,766)	2,178	(128,273)
Decrease (increase) in accounts payable – trade	(41,423)	(38,684)	102,024
Increase in accounts payable – other	11,504	36,417	215,286
Net cash used in operating activities generated from continuing operations	(130,732)	(85,747)	(3,961,194)
Net cash provided from operating activities generated from discontinued operations	-	-	80,334
Net cash used in operating activities	(130,732)	(85,747)	(3,880,860)

Cash flows from investment activities:

Decrease (increase) in funds in respect of employee rights upon retirement	3,288	-	(63,376)
Purchase of property and equipment	(3,859)	-	(68,219)
Net cash used in investment activities	(571)	-	(131,595)

Cash flows from financing activities:

Credit from banking institution	-	(62,320)	(2,615)
Issuance of convertible preferred stock, net	563,400	-	563,400
Proceeds from issuance of common stock and warrants	10,000	400,000	3,319,267
Payment on account of shares	-	-	233,644
Proceeds from issuance of convertible bonds and warrants, net	-	-	159,808
Proceeds from loans received from stockholders	-	-	194,083
Net cash provided by financing activities	573,400	337,680	4,467,587
Effect of exchange rate changes on cash and cash equivalents	639	-	10,050
Increase in cash and cash equivalents	442,736	251,933	465,182
Cash and cash equivalents at beginning of the period	22,446	-	-
Cash and cash equivalents at end of the period	465,182	251,933	465,182

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	GENERAL

A.	Pimi Agro Cleantech, Inc. (the "Company") was incorporated on April 1, 2009, under the laws of the State of Delaware. On April 27, 2009, the Company acquired from its stockholders all of the issued and outstanding shares of Pimi Agro Cleantech Ltd. (hereinafter: "Pimi Israel"), including preferred and ordinary shares. As a consideration for the transaction, the Company issued its stockholders an equal number of its common stock (6,313,589 shares). As a result of the acquisition, Pimi Israel became a wholly-owned subsidiary of the Company. The transaction involved companies under common control, and accordingly, the acquisition has been accounted for at historical cost in a manner similar to a pooling of interests. On this basis, the stockholders’ equity has been retroactively restated to reflect the equivalent number of shares of common stock of the Company issued for the acquisition of Pimi Israel as if such shares were issued at the dates they were issued by Pimi Israel to its stockholders on the basis of 1 common stock for each 1 preferred share or 1 ordinary share of Pimi Israel. The historical financial statements prior to April 27, 2009 were retroactively restated to reflect the activities of Pimi Israel.

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

In February 2010, the Company's common stock began quotation on the OTC Bulletin Board under the symbol "PIMZ.OB".

B.	Going concern uncertainty

Since its incorporation (April 1, 2009), the Company has not had any operations other than those carried out by Pimi Israel. The development and commercialization of Pimi Israel's product will require substantial expenditures. Pimi Israel and the Company have not yet generated sufficient revenues from its operations to fund the Group activities, and are therefore dependent upon external sources for financing their operations. There can be no assurance that Pimi Israel will succeed in obtaining the necessary financing to continue their operations. Since inception, Pimi Israel has incurred accumulated losses of US$ 4,456,096 and cumulative negative operating cash flow of US$ 3,880,860.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to change in fair value of convertible preferred stock, stock based compensation and to the going concern assumption.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation

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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at March 31, 2012 and the results of its operations and cash flow for the three month period then ended.

The unaudited interim financial statements were prepared on a basis consistent with the Company’s annual financial statements on Form 10-K for the year ended December 31, 2011. Results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2012.

The consolidated balance sheet as of December 31, 2011 was derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, including a discussion of the significant accounting policies and estimates, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

B.	Convertible preferred stock

The Company has considered the provisions of ASC Topic 815, "Derivatives and Hedging", and determined that due to the terms of the conversion feature of the convertible proffered stock, which include certain down-round protection that might adjust the conversion price of the proffered stock to a price per share that will be equal to 80% of the price per share that will be determined in future issuance of ordinary shares under certain conditions, the convertible proffered stock cannot be considered as indexed to the company’s own stock. Accordingly, the convertible proffered stock were classified as a derivative liability and measured at fair value through earnings. Costs incurred to issue the convertible proffered stock were expensed as incurred. See also Note 3A.

C.	Recently issued accounting pronouncements

1.	ASC Topic 220, "Comprehensive Income"

Effective January 1, 2012, the Company adopted retrospectively the provisions of Accounting Standard Update No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income (as applied by the Company) or in two separate but consecutive statements.

The adoption of ASU 2011-05 did not have a material impact on the unaudited consolidated financial statements.

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

The Company is currently evaluating the impact that the adoption of ASU 2011-11 would have on its consolidated financial statements, if any.

NOTE 3 -	EVENTS DURING THE REPORTING PERIOD

A.      On December 15, 2011, the Company filed a Certificate of Designation with the Secretary of State of Delaware in connection with the Series A Preferred Stock. The holders of shares of Series A Preferred Stock shall be entitled to receive dividend cash payments of 9% per annum, payable in quarterly installments, and subject to conversion.

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

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 -	EVENTS DURING THE REPORTING PERIOD (cont.)

A.      (cont.)

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

As of March 31, 2012 and December 31, 2011, 600,000 Series A Preferred Stock were authorized for issuance and 62,600 and 0 were issued and outstanding, respectively.

B.      On March 8, 2012 the Company entered into subscription agreement with one individual residing in Israel for the total sum of US$10,000 at a purchase price of $0.80 per share. For each share of Common Stock purchased, the investor or a third party on his behalf received a warrant with an exercise price of $0.80, exercisable until March 2, 2014.

NOTE 4 -	LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period.

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the three month period ended March 31, 2012 and 2011 are as follows:

	US dollars
	Three month period ended March 31,
	2012	2011
	(unaudited)
Net loss used for the computation of loss per share	144,421	188,140

	Number of shares
	March 31,
	2012	2011
Weighted average number of shares used in the computation of basic and diluted earnings per share	8,543,170	7,055,686

(*)	The effect of the inclusion of options, convertible bonds and convertible preferred stock for all reported periods.

The accompanying notes are an integral part of the financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward-Looking Information

In this quarterly report, references to "Pimi Agro CleanTech, Inc.," "Pimi," "the Company," "we," "us," and "our" refer to Pimi Agro Cleantech, Inc. and its wholly owned subsidiary, Pimi Agro CleanTech, Ltd.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors" in 2011 10K. They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors" in 2011 10K, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

Currently, the Company is focused on solutions related to fresh Citrus Fruits, table potatoes and Sweet Potatoes. Based on recent statistics, Citrus are the most consumed fruits worldwide. World fresh Citrus market is estimated at above 50 million tons per annum. Potatoes are the second largest crop (after grain) worldwide. . According to the Food and Agriculture Organization of the United Nation, the total crop of the 20 major producers of Potatoes in the year 2010 was approximately 211 million metric tons (see: http://faostat.fao.org/site/339/default.aspx). We estimate that Table Potatoes which our solution is currently aimed for are 30%-40% of the total world produced potatoes.

All of our products are based on Stabilized Hydrogen Peroxide ("STHP"), which has the ability to increase shelf life, while reducing residue pesticides in consumed fruits and vegetables.

The Company anticipates generating revenue from the sale of its products to growers and packaging facilities in the United States in addition to current revenues from the sale of products in Israel.

The Company’s management believes that the current trend in the markets to use environmentally friendly products, which are residue free, or low residue, and to replace the subsisting chemicals, which are high residue, together with the trend of the regulators, to reduce the usage of high residue chemicals (such as CIPC), will cause farmers and packing houses to prefer Pimi’s solutions. The Company has already begun testing at several facilities in the United States and anticipates that additional facilities will test the company’s products in the future.

Company History

Pimi Israel was established in 2004 with a vision towards developing environmentally friendly alternative solutions to current chemical treatments of fruits, vegetables and grains, thereby improving the well-being of consumers, growers and the environment. Pimi Israel has devoted significant research in developing environmentally friendly solutions for pre and post harvest treatments of fruits and vegetables. The Company's technology is based on a unique, patented formulation of Stabilized Hydrogen Peroxide, combined with a controlled distribution system used to apply it.

On April 27, 2009 we purchased all the issued and outstanding shares of Pimi Israel from Pimi Israel’s shareholders in consideration for 6,313,189 shares of our Common Stock. As a result, Pimi Israel became a wholly owned subsidiary of the Company.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our accounting policies are described in Note 2 to the financial statements appearing elsewhere in 2011 10K report. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates.

Our management believes that, as for the financial statements for the periods included in this report, the going concern assessment and the stock base compensation are viewed as critical accounting policy. However, due to the early stage of operations of the Company there are no other accounting policies that are considered to be critical accounting policies by the management.

Recently issued accounting pronouncements

Effective January 1, 2012, the Company adopted the authoritative guidance, issued by FASB in May 2011, on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The adoption of this guidance had no impact on the Company's unaudited consolidated financial statements.

Effective January 1, 2012, the Company adopted the authoritative guidance, issued by FASB in June 2011, regarding the presentation of comprehensive income. The new standard requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The adoption of this guidance had no impact on the Company's unaudited consolidated financial statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU requires disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The ASU will be applied retrospectively and is effective for periods beginning on or after January 1, 2013. The Company is currently evaluating the impact, if any, of the adoption of this ASU on its consolidated financial statements and related disclosures.

In May 2011, the FASB issued an ASU that further addresses fair value measurement accounting and related disclosure requirements. The ASU clarifies the FASB’s intent regarding the application of existing fair value measurement and disclosure requirements, changes the fair value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair value measurements. The ASU is to be applied prospectively and is effective for periods beginning after December 15, 2011. The Company adopted the ASU effective January 1, 2012. The adoption of the requirements of the ASU, which expanded disclosures, had no effect on the Company’s results of operations or financial position.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Total Net Sales: Total Net Sales increased $7,532 or 8% to $100,943 in the 3 months ended March 31, 2012 from $93,411 for the 3 months ended March 31, 2011.The increase is due to the commencing of sales of our products on small commercial scale in Israel.

R&D Expenses: Total net R&D Expenses for the 3 month ended March 31, 2012 of $160,287 decreased $17,022 or 10% from $177,309 for the 3 months ended March 31, 2011, due to decrease in cost of materials in the amount of $19,360, decrease in cost of labor and professional services in the amount of $6,154, partially balanced by increase in travel and other expenses in the amount of $8,492

General and Administrative Expenses: General and administrative expenses decreased by $10,158 or 13% in the 3 months ended March 31, 2012 to $69,973 from $80,131 in the 3 months ended March  31, 2011 due to decrease in labor and professional fee expenses ($2,023) and decrease in other expenses ($8,135).

Loss from Operations: Loss from operations for the 3 months ended March 31, 2012 of $129,317 was down $34,712 or 21% from the loss from operations in the 3 months ended March 31, 2011 of $164,029 as a result of growth in sales ($7,532), decrease in R&D expenses ($17,022) and decrease in G&A expenses ($10,158)

Financing Expenses: Total financing expenses for the 3 months ended March 31, 2012 amounted to $15,104, which was $9,007 lower than our financing expenses of $24,111 in the 3 months ended March 31, 2011. This was mostly a result of decrease in convertible loans interest and beneficial ($1,616) and decrease in credit lines usage, lower bank expenses and decrease in exchange rate expenses ($7,391).

Net Loss: Net loss of $146,935 in the 3 months ended March 31, 2012 was $41,103 or 22% lower than the net loss in the 3 months ended March 31, 2011 of $188,038 due to growth of sales ($7,532), decrease in R&D expenses ($17,022), decrease in G&A expenses ($10,158) and decrease in financing and foreign currency translation adjustments expenses ($6,391).

Liquidity and Capital Resources

As of March 31, 2012, we had liabilities of $1,119,650 ($560,356 as of December 31, 2011), including $749,848 ($174,356 as of December 31, 2011) of Convertible Bonds and preferred stock, $245,771 ($280,291 as of December 31, 2011) of third party liabilities, and $124,031 ($105,709 as of December 31, 2011) was due to related parties. The amounts due to related parties are for consulting services and salaries.

As of March 31, 2012 we had unused credit lines in the sum of $16,151 and have $465,182 in cash. As of May 1, 2012 we had unused credit lines in the sum of $15,924 and cash on hand in the net amount of $437,810. Currently our net burn rate is approximately $50,000 per month. Thus, we anticipate will not need additional investments through December 31, 2012. .

The Company has sustained operating losses and its cash needs extend beyond its current resources. In addition, the Company does not have a reliable consistent source of future funding. These factors create an uncertainty about the Company’s ability to continue as a going concern.

The Company anticipates that it will begin to realize material revenues starting with the citrus and potato season of 2012 (the fourth quarter of 2012), as clients will begin to utilize and pay for the Company’s product and technologies. Realization of revenues is subject to regulatory approval of the relevant regulator, in each country where we intend to deliver, distribute and sell our products, which we currently do not have, except for the state of Israel and the U.S for our SpuDefender™.

Net Cash Used in Operating Activities for the three months period ended March 31, 2012 and March 31, 2011

Net cash used in operating activities, generated from continuing operations was $130,732 and $85,747 for the three months period ended March 31, 2012 and 2011, respectively. Net cash used in operating activities primarily reflects the net loss (not including foreign currency translation adjustments) for those periods of $144,421 and $188,140 respectively, which was reduced in part by non-cash stock-based compensation of $286 and $7,559, respectively, interest and beneficial expenses on convertible bonds $12,092 and $15,407 respectively, and reduced by cash provided due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of 1,311 and $79,427, respectively.

Net Cash Used in Investing Activities for the three months periods ended March 31, 2012 and March 31, 2011

Net cash used in investing activities was $571, and $0 for the three month period ended March 31, 2012 and 2011, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment) ( $3,859), partially balanced by decrease in fund deposits in respect of employees rights upon retirement ($3,288) .

Net Cash Used in Financing Activities for the three months periods ended March 31, 2012 and March 31, 2011

Net cash provided by financing activities was $573,400, and $337,680 for the three month period ended March 31, 2012 and 2011, respectively, which is primarily attributable to capital raised in the amounts of $573,400  and $400,000 respectively, and ( charge) of credit lines in the amount of ($0) and $62,320,respectively.

Management believes that as a result of financing in 2012, and with certain revenues to be received from the sale and delivery of its products to clients, there will be sufficient capital to meet cash needs for the year ended December 31, 2012. Management believes that the funds received from the new investors will allow us to meet the regulatory requirements and to generate sales of development stage products towards Potatoes, Citrus, Yams, Onions and others to come.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2012. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports, it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of March 31, 2012 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting as of March 31, 2012, was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

The material weaknesses we have identified include:

As of March 31, 2012, our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting process:

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

(b) Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes from the risk factors during the three months ended March 31, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

 None.

ITEM 3. Defaults Upon Senior Securities

 None.

ITEM 4. Mine Safety Disclosures

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

(1)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of May 2012.

PIMI AGRO CLEANTECH, INC.

By:	/s/ Youval Saly
Youval Saly
Chief Executive Officer
Principal Executive Officer

By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
Principal Accounting and Financial Officer

