Form 10-Q
period 2012-06-30
PIMI AGRO CLEANTECH, INC.
filed 2012-08-20
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of common stock outstanding as of July 31, 2012 was 8,553,987.

 PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Condensed Consolidated Interim Financial Statements

as of June 30, 2012 (Unaudited)

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Condensed Consolidated Financial Statements

as of June 30, 2012 (Unaudited)

Table of Contents

Page

Condensed Consolidated Financial Statements

Balance Sheets	2

Statements of Operations and Comprehensive Loss	3

Statements of Changes in Stockholders’ Deficit	4 – 10

Statements of Cash Flows	11

Notes to Condensed Consolidated Financial Statements	12 – 16

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	283,402	22,446
Accounts receivable	37,888	186,842
Other current assets	53,837	22,487
Total current assets	375,127	231,775

Property and Equipment, Net	26,816	27,559

Funds in Respect of Employee Rights Upon Retirement	71,725	68,015
Total assets	473,668	327,349
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable:
Trade	113,339	145,189
Other	156,896	167,357
Convertible Bonds	180,756	174,356
Series A Convertible preferred stock (Notes 2B and 3)	571,225	-
Total current liabilities	1,022,216	486,902

Liability for employee rights upon retirement	77,024	73,454
Total liabilities	1,099,240	560,356

Stockholders’ Deficit
Common stocks of US$ 0.01 par value ("Common stocks"):
30,000,000 shares authorized as of June 30, 2012 and December 31, 2011; issued and outstanding 8,553,587 shares and 8,541,087 shares as of June 30, 2012 and December 31, 2011, respectively	85,535	85,410
Additional paid in capital	4,065,371	4,055,026
Accumulated other comprehensive loss	(61,926)	(61,768)
Deficit accumulated during the development stage	(4,714,552)	(4,311,675)
Total stockholders' deficit	(625,572)	(233,007)
Total liabilities and stockholders’ deficit	473,668	327,349

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Six month period ended June 30,		Three month period ended June 30,		Cumulative period from January 14, 2004 (date of inception) through June 30,
	2012	2011	2012	2011	2012(*)
	(unaudited)		(unaudited)		(unaudited)
Revenues from sales of products	128,295	160,500	27,352	67,089	1,132,177
Research and development expenses	(330,633)	(352,788)	(170,346)	(175,479)	(3,881,449)
General and administrative expenses	(168,934)	(171,847)	(98,961)	(91,716)	(1,699,736)
Operating loss	(371,272)	(364,135)	(241,955)	(200,106)	(4,449,008)
Financing expenses, net	(31,605)	(49,372)	(16,501)	(25,261)	(185,210)
Loss from continuing operations	(402,877)	(413,507)	(258,456)	(225,367)	(4,634,218)
Loss from discontinued operations, net	-	-	-	-	(80,334)
Loss for the period	(402,877)	(413,507)	(258,456)	(225,367)	(4,714,552)
Other comprehensive income (loss):
Foreign currency translation adjustments	(158)	(4,231)	2,356	(4,333)	(61,926)

Comprehensive loss	(403,035)	(417,738)	(256,100)	(229,700)	(4,776,478)

Loss per share (basic and diluted) (Note 4)	(0.05)	(0.06)	(0.03)	(0.03)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

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

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)
Loss for the period	-	-	-	-	-	(402,877)	(402,877)
Other comprehensive loss	-	-	-	(158)	-	-	(158)
Issuance of 12,500 common stock and warrants for cash of US$ 0.8 per share in March 2012	12,500	125	9,875	-	-	-	10,000
Stock based compensation	-	-	470	-	-	-	470
Balance as of June 30, 2012 (unaudited)	8,553,587	85,535	4,065,371	(61,926)	-	(4,714,552)	(625,572)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars (except share data)
	Six month period ended June 30,		Cumulative period from January 14, 2004 (date of inception) through June 30,
	2012	2011	2012(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:

Loss for the period	(402,877)	(413,507)	(4,714,552)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	3,828	4,451	43,513
Increase in liability for employee rights upon retirement	5,666	13,015	78,692
Stock based compensation	470	14,860	243,646
Interest on convertible bonds	6,400	33,872	96,826
Interest on stockholders loans	-	-	(2,409)
Issuance costs of convertible preferred stock	62,600	-	62,600
Change in fair value of convertible preferred stock	(54,775)	-	(54,775)

Changes in assets and liabilities:

Decrease (increase) in accounts receivable	144,697	63,247	(47,716)
Increase in other current assets	(33,065)	(8,431)	(150,572)
Decrease (increase) in accounts payable – trade	(29,024)	(74,189)	114,423
Decrease (increase) in accounts payable – other	(6,316)	(32,398)	197,466
Net cash used in operating activities generated from continuing operations	(302,396)	(399,080)	(4,132,858)
Net cash provided from operating activities generated from discontinued operations	-	-	80,334
Net cash used in operating activities	(302,396)	(399,080)	(4,052,524)

Cash flows from investment activities:

Increase in funds in respect of employee rights upon retirement	(5,663)	(9,224)	(72,327)
Purchase of property and equipment	(3,801)	-	(68,161)
Net cash used in investment activities	(9,464)	(9,224)	(140,488)

Cash flows from financing activities:

Credit from banking institution	-	(63,682)	(2,615)
Issuance of convertible preferred stock, net	563,400	-	563,400
Proceeds from issuance of common stock and warrants	10,000	748,118	3,319,267
Payment on account of shares	-	-	233,644
Proceeds from issuance of convertible bonds and warrants, net	-	-	159,808
Proceeds from loans received from stockholders	-	-	194,083
Net cash provided by financing activities	573,400	684,436	4,467,587
Effect of exchange rate changes on cash and cash equivalents	(584)	9,865	8,827
Increase (decrease) in cash and cash equivalents	260,956	285,997	283,402
Cash and cash equivalents at beginning of the period	22,446	-	-
Cash and cash equivalents at end of the period	283,402	285,997	283,402

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

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

Since its incorporation (April 1, 2009), the Company has not had any operations other than those carried out by Pimi Israel. The development and commercialization of Pimi Israel's product will require substantial expenditures. Pimi Israel and the Company have not yet generated sufficient revenues from their operations to fund the Group activities, and is therefore dependent upon external sources for financing their operations. The Company anticipates that it will need to raise additional capital in order to meet its ongoing operations in 2013. There can be no assurance that Pimi Israel and the Company will succeed in obtaining the necessary financing to continue their operations. If such additional required funds cannot be raised, then the Company may be forced to curtail its development activities or adopt other cost savings measures, any of which might negatively affect its operating results. Since inception, Pimi Israel (and therefore, the Company) has incurred accumulated losses of US$ 4,714,552 and cumulative negative operating cash flow of US$ 4,052,524.

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

As mentioned above, the Group has not yet generated significant revenues from its operations to fund its activities, and therefore the continuance of its activities as a going concern depends on the receipt of additional funding from its current stockholders and investors or from third parties.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to change in fair value of the series A convertible preferred stock and to the going concern assumption.

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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at June 30, 2012 and the results of its operations and cash flow for the six and three month periods then ended.

The unaudited condensed interim financial statements were prepared on a basis consistent with the Company’s annual financial statements on Form 10-K for the year ended December 31, 2011. Results of operations for the six and three month periods ended June 30, 2012 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2012.

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

The Company has considered the provisions of ASC Topic 815, "Derivatives and Hedging", and ASC Topic 470, "Debt" and determined that due to the conversion terms of the convertible proffered stock, they cannot be classified as equity instrument. Accordingly, the convertible proffered stock were classified as a derivative liability and measured at fair value through earnings. Costs incurred to issue the convertible proffered stock were expensed as incurred. See also Note 3A.

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

The Company is currently evaluating the impact that the adoption of ASU 2011-11 would have on its consolidated financial statements, if any.

NOTE 3 - EVENTS DURING THE REPORTING PERIOD

A.	On December 15, 2011, the Company filed a Certificate of Designation with the Secretary of State of Delaware in connection with the Series A Preferred Stock authorizing 60,000 shares which constitute such Series. The holders of shares of Series A Preferred Stock shall be entitled to receive dividend cash payments of 9% per annum, payable in quarterly installments, and subject to conversion. On March 7, 2012, the Company filed a Certificate of Amendment to the Certificate of Designation with the Secretary of State of Delaware in order to increase the number of designated Series A Preferred Stock from 60,000 to 62,600.

On March 9, 2012, the Company completed a closing (the “Closing”) of its private placement (the “Private Offering”) in the aggregate amount of $626,000 (the “Financing”). The Company issued 62,600 shares of convertible preferred stock (“Series A Preferred Stock”) par value $0.01 at a purchase price of $10.00 per share to 19 accredited investors and 19 non-accredited investors (the “Subscribers”). The issuance costs were US$ 62,600 and were paid in cash.

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

As of June 30, 2012 and December 31, 2011, 62,600 and 60,000 Series A Preferred Stock were authorized for issuance, respectively, and 62,600 and 0 were issued and outstanding, respectively.

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

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the six and three month periods ended June 30, 2012 and 2011, respectively, are as follows:

	US dollars		US dollars
	Six month period ended June 30,		Three month period ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net loss used for the computation of loss per share	402,877	413,507	258,456	225,367

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4 - LOSS PER SHARE (cont.)

	Number of shares		Number of shares
	Six month period ended June 30,		Three month period ended June 30,
	2012	2011	2012	2011
Weighted average number of shares used in the computation of basic and diluted earnings per share	8,548,379	7,844,818	8,553,587	8,237,405
Total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share (*)	136,400	116,916	136,400	116,916

(*)	The effect of the inclusion of options, convertible bonds and convertible preferred stock for all reported periods was anti-dilutive.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward-Looking Information

In this quarterly report, references to "Pimi Agro CleanTech, Inc.," "Pimi," "the Company," "we," "us," and "our" refer to Pimi Agro Cleantech, Inc. and its wholly owned subsidiary, Pimi Agro CleanTech, Ltd.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors" in our Annual Report on Form 10-K for the period ended December 31, 2011. They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors" in 2011 10K, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Overview

The Company focuses on developing environmentally friendly solutions for extending storability and shelf life of vegetables and fruits. As of the date of this report, the Company is developing seven (7) products (CitrusGuard™, FreshProtect™, SpuDefender™, SweetGuard™, StorGuard™, OnionGuard™ and Super Clean™) and has started the commercialization of five (5) of these products (CitrusGuard™, FreshProtect™, SpuDefender™, SweetGuard™ and Super Clean™).

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

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our accounting policies are described in Note 2 to the financial statements appearing elsewhere in our Annual Report on Form 10-K for the period ended December 31, 2011. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates.

Our management believes that, as for the financial statements for the periods included in this report, the change in fair value of the series A convertible preferred stock and the going concern assessment are viewed as critical accounting policy. However, due to the early stage of operations of the Company there are no other accounting policies that are considered to be critical accounting policies by the management.

Recently issued accounting pronouncements

ASC Topic 220, “Comprehensive Income”

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Total Net Sales: Total Net Sales decreased $32,205 or 20% to $128,295 in the 6 months ended June 30, 2012 from $160,500 for the 6 months ended June 30, 2011. The decrease is due to a focus in 2012 on citrus pilot lines, while in 2011 the Company commenced small scale sales of products treating citrus fruits and potatoes.

R&D Expenses: Total net R&D Expenses for the 6 month ended June 30, 2012 of $330,633 decreased $22,155 or 6% from $352,788 for the 6 months ended June 30, 2011, due to decrease in cost of materials in the amount of $45,235, partially balanced by increase in cost of labor and professional services in the amount of $12,090, and increase in travel and other expenses in the amount of $10,990.

General and Administrative Expenses: General and administrative expenses decreased by $2,913 or 2% in the 6 months ended June 30, 2012 to $168,934 from $171,847 in the 6 months ended June 30, 2011, due to decrease in office maintenance and other expenses of ($14,292), partially balanced by increase in labor and professional fee expenses of $11,379.

Loss from Operations: Loss from operations for the 6 months ended June 30, 2012 of $371,272 was up $7,137 or 2% from the loss from operations in the 6 months ended June 30, 2011 of $364,135 as a result of decrease in sales of $32,205, partially balanced by decrease in R&D expenses of ($22,155) and decrease in G&A expenses of ($2,913).

Financing Expenses: Total financing expenses for the 6 months ended June 30, 2012 amounted to $31,605, which was $17,767 lower than our financing expenses of $49,372 in the 6 months ended June 30, 2011. This was mostly a result of decrease in convertible loans interest expenses.

Net Loss: Net loss of $402,877 in the 6 months ended June 30, 2012 was $10,630 or 3% lower than the net loss in the 6 months ended June 30, 2011 of $413,507 due to decrease in R&D expenses ($22,155), decrease in G&A expenses of ($2,913) and decrease in financing expenses of ($17,767), partially balanced by decrease of sales of $32,205.

THREE MONTHS ENDED JUNE 30, 2012 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2011

Total Net Sales: Total Net Sales decreased $39,737, or 59%, to $27,352 in the 3 months ended June 30, 2012 from $67,089 for the 3 months ended June 30, 2011. The decrease is due to (a) our focus in 2012 on citrus pilot lines, while in 2011 the Company commenced small scale sales of products treating citruses and potatoes, and (b) the fact that citrus season has ended in April 2012.

R&D Expenses: Total net R&D Expenses for the 3 months ended June 30, 2012 of $170,346 decreased $5,133, or 3%, from $175,479 for the 3 months ended June 30, 2011, due to decrease in cost of materials in the amount of ($25,875), partially balanced by increase in cost of labor and professional services in the amount of $18,244 and increase in travel and other expenses in the amount of $2,498.

General and Administrative Expenses: General and administrative expenses increased by $7,245, or 8%, in the 3 months ended June 30, 2012 to $98,961 from $91,716 in the 3 months ended June 30, 2011 due to increase in labor and professional fee expenses $13,401, partially balanced by decrease in other expenses of $6,156.

Loss from Operations: Loss from operations for the 3 months ended June 30, 2012 of $241,955 was up $41,849, or 21%, from the loss from operations in the 3 months ended June 30, 2011 of $200,106, due to the decrease in sales of $39,737 and increase in G&A expenses of $7,245, partially balanced by decrease in R&D expenses of ($5,133).

Financing Expenses: Total financing expenses in the 3 months ended June 30, 2012 amounted to $16,501, which were $8,760 lower than our financing expenses of $25,261 in the 3 months ended June 30, 2011. This was mostly a result of decrease in convertible loans interest expenses.

Net Loss: Net loss of $258,456 in the 3 months ended June 30, 2012 was $33,089, or 15%, higher than the net loss in the 3 months ended June 30, 2011 of $225,367 due to the decrease in sales of $39,737, increase in G&A expenses of $7,245, partially balanced by decrease in R&D expenses of ($5,133) and decrease in financing expenses of ($8,760).

Liquidity and Capital Resources

As of June 30, 2012, we had liabilities of $1,099,240 ($560,356 as of December 31, 2011), including $751,981 ($174,356 as of December 31, 2011) of Convertible Bonds and preferred stock, $233,680 ($280,291 as of December 31, 2011) of third party liabilities, and $113,579 ($105,709 as of December 31, 2011) was due to related parties. The amounts due to related parties are for consulting services and salaries.

As of June 30, 2012 we had unused credit lines in the sum of $15,294 and have $283,402 in cash. As of August 1, 2012 we had unused credit lines in the sum of $15,113 and cash on hand in the net amount of $241,230. Currently our net burn rate is approximately $53,000 per month. Thus, we anticipate that we will use all our cash and credit lines through December 31, 2012.

The Company has sustained operating losses and its cash needs extend beyond its current resources. In addition, the Company does not have a reliable consistent source of future funding. These factors create an uncertainty about the Company’s ability to continue as a going concern.

The Company anticipates that it will begin to realize material revenues starting with the citrus and potato season of 2012 (the fourth quarter of 2012), as clients will begin to utilize and pay for the Company’s product and technologies. Realization of revenues is subject to regulatory approval by the relevant regulators, in each country where we intend to deliver, distribute and sell our products, which we currently do not have, except for the State of Israel and the U.S for our SpuDefender™.

Our management believes that as a result of capital raised in 2012, and with certain revenues to be received from the sale and delivery of its products to clients, there will be sufficient capital to meet cash needs for the year ended December 31, 2012, including meeting certain regulatory requirements and to generate sales of development stage products such as Potatoes, Citrus, Yams, Onions and others to come. However, we anticipate that the Company will need to raise additional capital in order to meet its ongoing operations in 2013. If such additional capital is required and cannot be raised, then the Company may be forced to curtail its development activities or adopt other cost savings measures, any of which might negatively affect its operating results.

Net Cash Used in Operating Activities for the six months period ended June 30, 2012 and June 30, 2011

Net cash used in operating activities, generated from continuing operations was $302,396 and $399,080 for the six months period ended June 30, 2012 and 2011, respectively. Net cash used in operating activities primarily reflects the net loss (not including foreign currency translation adjustments) for those periods of $402,877 and $413,507 respectively, which was reduced in part by non-cash stock-based compensation of $470 and $14,860 respectively, interest and beneficial expenses on convertible bonds $6,400 and $33,872 respectively, and reduced (increased) by cash provided (used) due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of $76,292 and $(51,771), respectively.

Net Cash Used in Investing Activities for the six months period ended June 30, 2012 and June 30, 2011

Net cash used in investing activities was $9,464, and $9,224 for the 6 month period ended June 30, 2012 and 2011 respectively, and was used primarily to purchase R&D equipment, and fund deposits in respect of employees’ rights upon retirement.

Net Cash Used in Financing Activities for the six months period ended June 30, 2012 and June 30, 2011

Net cash provided by financing activities was $573,400, and $684,436 for the 6 month periods ended June 30, 2012 and 2011 respectively, which is primarily attributable to capital raised in the amounts of $573,400 and $748,118 respectively, and (charge) of credit lines in the amount of $0 and ($63,682) respectively.

Off-Balance Sheet Arrangement

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2012. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports, it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of June 30, 2012 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting as of June 30, 2012, was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

The material weaknesses we have identified include:

As of December 31, 2011, our Chief Executive Officer and Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting process:

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

(b) Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes from the risk factors during the three months ended June 30, 2012.

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

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of August 2012.

PIMI AGRO CLEANTECH, INC.

By:	/s/ Ami Sivan
Ami Sivan
Chief Executive Officer
Principal Executive Officer

By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
Principal Accounting and Financial Officer