Form 10-Q
period 2012-09-30
PIMI AGRO CLEANTECH, INC.
filed 2012-11-19
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of common stock outstanding as of October 31, 2012 was 8,553,987.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Condensed Consolidated Interim Financial Statements

as of September 30, 2012 (Unaudited)

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Condensed Consolidated Financial Statements

as of September 30, 2012 (Unaudited)

Table of Contents

Page

Condensed Consolidated Financial Statements

Balance Sheets	2

Statements of Operations and Comprehensive Loss	3

Statements of Changes in Stockholders’ Deficit	4 – 10

Statements of Cash Flows	11

Notes to Condensed Consolidated Financial Statements	12 – 16

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	September 30,	December 31,
	2012	2011
	(unaudited)
A S S E T S
Current Assets
Cash and cash equivalents	92,853	22,446
Accounts receivable	53,569	186,842
Other current assets	61,494	22,487
Total current assets	207,916	231,775

Property and Equipment, Net	26,242	27,559

Funds in Respect of Employee Rights Upon Retirement	75,851	68,015
Total assets	310,009	327,349
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable:
Trade	111,260	145,189
Other	147,941	167,357
Convertible Bonds	183,956	174,356
Series A Convertible preferred stock (Notes 2B and 3)	571,225	-
Total current liabilities	1,014,382	486,902

Liability for Employee Rights Upon Retirement	79,989	73,454
Total liabilities	1,094,371	560,356

Stockholders’ Deficit
Common stocks of US$ 0.01 par value ("Common stocks"):
30,000,000 shares authorized as of September 30, 2012 and December 31, 2011; issued and outstanding 8,553,587 shares and 8,541,087 shares as of September 30, 2012 and December 31, 2011, respectively	85,535	85,410
Additional paid in capital	4,065,460	4,055,026
Accumulated other comprehensive loss	(62,525)	(61,768)
Deficit accumulated during the development stage	(4,872,832)	(4,311,675)
Total stockholders' deficit	(784,362)	(233,007)
Total liabilities and stockholders’ deficit	310,009	327,349

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Nine month period ended September 30,		Three month period ended September 30,		Cumulative period from January 14, 2004 (date of inception) through September 30,
	2012	2011	2012	2011	2012(*)
	(unaudited)		(unaudited)		(unaudited)
Revenues from sales of products	172,949	252,905	44,654	92,405	1,176,831
Research and development expenses	(474,309)	(508,052)	(143,676)	(155,264)	(4,025,125)
General and administrative expenses	(214,756)	(268,913)	(45,822)	(97,066)	(1,745,558)
Operating loss	(516,116)	(524,060)	(144,844)	(159,925)	(4,593,852)
Financing expenses, net	(45,041)	(54,417)	(13,436)	(5,045)	(198,646)
Loss from continuing operations	(561,157)	(578,477)	(158,280)	(164,970)	(4,792,498)
Loss from discontinued operations, net	-	-	-	-	(80,334)
Loss for the period	(561,157)	(578,477)	(158,280)	(164,970)	(4,872,832)
Other comprehensive income (loss):
Foreign currency translation adjustments	(757)	8,350	(599)	12,581	(62,525)

Comprehensive loss	(561,914)	(570,127)	(158,879)	(152,389)	(4,935,357)

Loss per share (basic and diluted) (Note 4)	(0.07)	(0.07)	(0.02)	(0.02)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

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

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)
Loss for the period	-	-	-	-	-	(561,157)	(561,157)
Other comprehensive loss	-	-	-	(757)	-	-	(757)
Issuance of 12,500 common stock and warrants for cash of US$ 0.8 per share in March 2012	12,500	125	9,875	-	-	-	10,000
Stock based compensation	-	-	559	-	-	-	559
Balance as of September 30, 2012 (unaudited)	8,553,587	85,535	4,065,460	(62,525)	-	(4,872,832)	(784,362)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars (except share data)
	Nine month period ended September 30,		Cumulative period from January 14, 2004 (date of inception) through September 30,
	2012	2011	2012(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:
Loss for the period	(561,157)	(578,477)	(4,872,832)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	5,537	6,721	45,222
Increase in liability for employee rights upon retirement	8,348	16,035	81,374
Stock based compensation	559	20,453	243,735
Interest on convertible bonds	9,601	50,808	100,027
Interest on stockholders loans	-	-	(2,409)
Issuance costs of convertible preferred stock	62,600	-	62,600
Change in fair value of convertible preferred stock	(54,775)	-	(54,775)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	133,660	10,217	(58,753)
Decrease (increase) in other current assets	(40,028)	21,265	(157,535)
Decrease (increase) in accounts payable – trade	(30,937)	(46,435)	112,510
Decrease (increase) in accounts payable – other	(15,719)	(79,675)	188,063
Net cash used in operating activities generated from continuing operations	(482,311)	(579,088)	(4,312,773)
Net cash provided from operating activities generated from discontinued operations	-	-	80,334
Net cash used in operating activities	(482,311)	(579,088)	(4,232,439)

Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(9,537)	(9,136)	(76,201)
Purchase of property and equipment	(4,853)	(1,420)	(69,213)
Net cash used in investment activities	(14,390)	(10,556)	(145,414)

Cash flows from financing activities:
Credit from banking institution	-	(63,556)	(2,615)
Issuance of convertible preferred stock, net	563,400	-	563,400
Proceeds from issuance of common stock and warrants	10,000	758,118	3,319,267
Payment on account of shares	-	-	233,644
Proceeds from issuance of convertible bonds and warrants, net	-	-	159,808
Proceeds from loans received from stockholders	-	-	194,083
Net cash provided by financing activities	573,400	694,562	4,467,587
Effect of exchange rate changes on cash and cash equivalents	(6,292)	(5,400)	3,119
Increase in cash and cash equivalents	70,407	99,518	92,853
Cash and cash equivalents at beginning of the period	22,446	-	-
Cash and cash equivalents at end of the period	92,853	99,518	92,853

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

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

Since its incorporation (April 1, 2009), the Company has not had any operations other than those carried out by Pimi Israel. The development and commercialization of Pimi Israel's products will require substantial expenditures. Pimi Israel and the Company have not yet generated sufficient revenues from their operations to fund the Group activities, and are therefore dependent upon external sources for financing their operations. There can be no assurance that Pimi Israel and the Company will succeed in obtaining the necessary financing to continue their operations. Since inception, Pimi Israel (and therefore, the Company) has incurred accumulated losses of US$ 4,872,832 and cumulative negative operating cash flow of US$ 4,232,439.

During 2012, the Group raised funds via issuance of convertible preferred stock in a total amount of US$ 563,400 (net of related expenses).

The Company will need to secure additional capital in the future in order to meet its anticipated liquidity needs. The Company would expect to secure additional capital primarily through the sale of additional Common Stock or other equity securities and/or debt financing. Funds from these sources may not be available to the Company on acceptable terms, if at all, and the Company cannot give assurance that it will be successful in securing such additional capital.

. The Company focuses its solutions towards vegetables and fruits which are considered the largest in terms of worldwide consumption. Among other things, the Company tries to cooperate with major fruit packing houses in Israel and abroad.

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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at September 30, 2012 and the results of its operations and cash flow for the nine and three month periods then ended.

The unaudited condensed interim financial statements were prepared on a basis consistent with the Company’s annual financial statements on Form 10-K for the year ended December 31, 2011. Results of operations for the nine and three month periods ended September 30, 2012 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2012.

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

The Company has considered the provisions of ASC Topic 815, "Derivatives and Hedging", and ASC Topic 470, "Debt" and determined that due to the conversion terms of the convertible preferred stock, they cannot be classified as equity instrument. Accordingly, the convertible preferred stock were classified as a derivative liability and measured at fair value through earnings. Costs incurred to issue the convertible proffered stock were expensed as incurred. See also Note 3A.

C.	Recently issued accounting pronouncements

1.	ASC Topic 220, "Comprehensive Income"

Effective January 1, 2012, the Company adopted retrospectively the provisions of Accounting Standard Update No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of stockholder's equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income (as applied by the Company) or in two separate but consecutive statements.

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

Upon the closing of the Company's next round of financing, provided such closing occurs within twelve (12) months following the execution of the Closing in which Subscribers receive the Series A Preferred Stock, and further subject to minimum proceeds of $2,000,000 being raised in such investment (the "Next Round of Financing"), the Series A Preferred Stock shall automatically be converted into fully paid, nonasseable shares of Common Stock, $0.01 par value per share, of the Company (“Common Stock”). The number of such Conversion Shares shall be determined by dividing the investment amount of the holder of the Series A Preferred Stock (the "Investment") by either (a) 80% of the closing price per share of the Company's common stock in Next Round of Financing or (b) dividing each holder’s Investment amount by $0.80, whichever is lower. In the event that the closing of the Next Round of Financing has not occurred by November 30, 2012, each share of Series A Preferred Stock shall automatically be converted into fully paid, nonassesable shares of Common Stock. Notwithstanding, the holders of Series A Preferred Stock shall be entitled to convert each share of the Series A Preferred Stock into fully paid, nonassesable share of Common Stock, at a price of $0.80 per share at any date before the automatic conversion mentioned above.

All and any shares of Series A Preferred Stock shall be automatically converted to the Common Stock and canceled on November 30, 2012, and, if converted to the Common Stock on an earlier date, the shares so converted shall be canceled on the date of their respective conversion.

As of September 30, 2012 and December 31, 2011, 600,000 Series A Preferred Stock were authorized for issuance and 62,600 and 0 were issued and outstanding, respectively.

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

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the nine and three month periods ended September 30, 2012 and 2011, respectively, are as follows:

	US dollars		US dollars
	Nine month period ended September 30,		Three month period ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net loss used for the computation of loss per share	561,157	578,477	158,280	164,970

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4	-	LOSS PER SHARE (cont.)

	Number of shares		Number of shares
	Nine month period ended September 30,		Three month period ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Weighted average number of shares used in the computation of basic and diluted earnings per share	8,545,948	8,072,741	8,553,587	8,142,185

Total weighted average number of ordinary shares related to outstanding options ,warrants and shares to be issued upon conversion of the convertible preferred stock excluded from the calculations of diluted loss per share (*)	721,419	124,710	922,798	124,710

(*)	The effect of the inclusion of options, convertible bonds and convertible preferred stock for all reported periods was anti-dilutive.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

=============================

===============

The accompanying notes are an integral part of the financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward-Looking Information

In this quarterly report, references to "Pimi Agro CleanTech, Inc.," "Pimi," "the Company," "we," "us," and "our" refer to Pimi Agro Cleantech, Inc. and its wholly owned subsidiary, Pimi Agro CleanTech, Ltd. (“Pimi Israel”).

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors" in our Annual Report on Form 10-K for the period ended December 31, 2011. They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors" in 2011 10-K, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

Currently, the Company is focused on solutions related to fresh citrus fruits, table potatoes and sweet potatoes. Based on recent statistics, citrus are the most consumed fruits worldwide. The world fresh citrus market is estimated at over 50 million tons per annum. Potatoes are the second largest crop (after grain) worldwide. According to the Food and Agriculture Organization of the United Nation, the total crop of the 20 major producers of potatoes in 2010 was approximately 211 million metric tons (see: http://faostat.fao.org/site/339/default.aspx). We estimate that table potatoes, which our solution is currently aimed towards, are 30%-40% of the total world produced potatoes.

All of our products are based on Stabilized Hydrogen Peroxide ("STHP"), which has the ability to increase shelf life, while reducing residue pesticides in consumed fruits and vegetables.

The Company anticipates generating revenue from the sale of its products to growers and packaging facilities in the United States in addition to current revenues from the sale of its products in Israel.

The Company’s management believes that the current trend in the markets to use environmentally friendly products, which are residue free or low residue, and to replace the subsisting chemicals, which are high in residue, together with the trend of the regulators to reduce the usage of high residue chemicals (such as CIPC), will cause farmers and packing houses to prefer Pimi’s solutions. The Company has already begun testing at several facilities in the United States and anticipates that additional facilities will test the company’s products in the future.

Company History

Pimi Israel was established in 2004 with a vision towards developing environmentally friendly alternative solutions to current chemical treatments of fruits, vegetables and grains, thereby improving the well-being of consumers, growers and the environment. Pimi Israel has devoted significant research in developing environmentally friendly solutions for pre and post-harvest treatments of fruits and vegetables. The Company's technology is based on a unique, patented formulation of Stabilized Hydrogen Peroxide, combined with a controlled distribution system used to apply it.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Total Net Sales: Total Net Sales decreased $79,956 or 32% to $172,949 in the nine months ended September 30, 2012 from $252,905 for the nine months ended September 30, 2011. The decrease is due to a focus in 2012 on citrus pilot lines, while in 2011 the Company commenced small scale sales of products treating citrus fruits and potatoes.

R&D Expenses: Total net R&D Expenses for the nine month ended September 30, 2012 of $474,309 decreased $33,743 or 7% from $508,052 for the nine months ended September 30, 2011, due to decrease in cost of materials in the amount of $57,681, partially balanced by increase in cost of labor and professional services in the amount of $2,159, and increase in travel and other expenses in the amount of $21,779.

General and Administrative Expenses: General and administrative expenses decreased by $54,157 or 20% in the nine months ended September 30, 2012 to $214,756 from $268,913 in the nine months ended September 30, 2011, due to decrease in office maintenance and other expenses of $27,327, and decrease in labor and professional fee expenses of $26,830.

Loss from Operations: Loss from operations for the nine months ended September 30, 2012 of $516,116 was down $7,944 or 2% from the loss from operations in the nine months ended September 30, 2011 of $524,060 as a result of decrease in R&D expenses of $33,743 and decrease in G&A expenses of $54,157, partially balanced by decrease in sales of $79,956.

Financing Expenses: Total financing expenses for the nine months ended September 30, 2012 amounted to $45,041, which was $9,376 lower than our financing expenses of $54,417 in the nine months ended September 30, 2011. This was mostly a result of decrease in convertible loans interest expenses.

Net Loss: Net loss of $561,157 in the nine months ended September 30, 2012 was $17,320 or 3% lower than the net loss of $578,477 in the nine months ended September 30, 2011 due to decrease in R&D expenses ($33,743), decrease in G&A expenses of ($54,157) and decrease in financing expenses of ($9,376), partially balanced by decrease in sales of $79,956.

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2011

Total Net Sales: Total Net Sales decreased $47,751, or 52%, to $44,654 in the three months ended September 30, 2012 from $92,405 for the three months ended September 30, 2011. The decrease is due to (a) our focus in 2012 on development of our citrus pilot lines, while in 2011 the Company commenced small scale sales of products treating citruses and potatoes, and (b) the fact that the 2011 citrus season ended in April 2012, while the 2012 citrus season started in September 2012.

R&D Expenses: Total net R&D Expenses for the three months ended September 30, 2012 of $143,676 decreased $11,588, or 7%, from $155,264 for the three months ended September 30, 2011, due to decrease in cost of materials in the amount of ($12,446) and decrease in cost of labor and professional services in the amount of ($9,931), partially balanced by increase in travel and other expenses in the amount of $10,789.

General and Administrative Expenses: General and administrative expenses decreased by $51,244, or 53%, in the three months ended September 30, 2012 to $45,822 from $97,066 in the three months ended September 30, 2011 due to decrease in labor and professional fee expenses of $38,209, and decrease in office, travels and other expenses of $13,035.

Loss from Operations: Loss from operations for the three months ended September 30, 2012 of $144,844 was down $15,081, or 9%, from the loss from operations in the three months ended September 30, 2011 of $159,925, due to the decrease in G&A expenses of $51,244 and decrease in R&D expenses of $11,588, partially balanced by decrease in sales of $47,751.

Financing Expenses: Total financing expenses in the three months ended September 30, 2012 amounted to $13,436, which was $8,391 higher than our financing expenses of $5,045 in the three months ended September 30, 2011. This was mostly a result of increase in convertible loans interest expenses.

Net Loss: Net loss of $158,280 in the three months ended September 30, 2012 was $6,690, or 4% lower than the net loss in the three months ended September 30, 2011 of $164,970, due to the decrease in G&A expenses of $51,244, decrease in R&D expenses of $11,588, partially balanced by decrease in sales of $47,751 and increase in financing expenses of $8,391.

Liquidity and Capital Resources

As of September 30, 2012, we had liabilities of $1,094,371 ($560,356 as of December 31, 2011), including $775,181 ($174,356 as of December 31, 2011) of Convertible Bonds and preferred stock, $251,061 ($280,291 as of December 31, 2011) of third party liabilities, and $88,129 ($105,709 as of December 31, 2011) was due to related parties. The amounts due to related parties are for consulting services and salaries.

As of September 30, 2012 we had unused credit lines in the sum of $15,337 and have $92,853 in cash. As of November 1, 2012 we had unused credit lines in the sum of $15,472 and cash on hand in the net amount of $57,172. Currently our net burn rate is approximately $52,000 per month. Thus, we anticipate that we will use all our cash and credit lines through February 28, 2013.

The Company has sustained operating losses and its cash needs extend beyond its current resources. In addition, the Company does not have a reliable consistent source of future funding. These factors create an uncertainty about the Company’s ability to continue as a going concern.

The Company anticipates that it will begin to realize material revenues starting with the citrus and potato season of 2013 (the fourth quarter of 2013), as clients will begin to utilize and pay for the Company’s product and technologies. Realization of revenues is subject to regulatory approval by the relevant regulators, in each country where we intend to deliver, distribute and sell our products, which we currently do not have, except for the State of Israel and the U.S for our SpuDefender™.

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

Net Cash Used in Operating Activities for the nine months period ended September 30, 2012 and September 30, 2011

Net cash used in operating activities, generated from continuing operations was $482,311 and $579,088 for the nine months period ended September 30, 2012 and 2011, respectively. Net cash used in operating activities primarily reflects the net loss (not including foreign currency translation adjustments) for those periods of $561,157 and $578,477 respectively, which was reduced in part by non-cash stock-based compensation of $559 and $20,453 respectively, interest and beneficial expenses on convertible bonds $17,426 and $50,808 respectively, and reduced (increased) by cash provided (used) due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of $60,861 and $(71,872), respectively.

Net Cash Used in Investing Activities for the nine months period ended September 30, 2012 and September 30, 2011

Net cash used in investing activities was $14,390, and $10,556 for the nine month period ended September 30, 2012 and 2011 respectively, and was used primarily to purchase R&D equipment, and fund deposits in respect of employees’ rights upon retirement.

Net Cash Used in Financing Activities for the nine months period ended September 30, 2012 and September 30, 2011

Net cash provided by financing activities was $573,400, and $694,562 for the nine month periods ended September 30, 2012 and 2011 respectively, which is primarily attributable to capital raised in the amounts of $573,400 and $ 758,118 respectively, and (charge) of credit lines in the amount of $0 and ($63,556) respectively.

Off-Balance Sheet Arrangement

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2012. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports, it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of September 30, 2012 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting as of September 30, 2012, was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

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

(b) Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes from the risk factors during the three months ended September 30, 2012.

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

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of November 2012.

PIMI AGRO CLEANTECH, INC.

By:	/s/ Ami Sivan
Ami Sivan
Chief Executive Officer
Principal Executive Officer

By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
Principal Accounting and Financial Officer

-24-