Form 10-K
period 2012-12-31
PIMI AGRO CLEANTECH, INC.
filed 2013-03-25
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2012

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

As of January 31, 2013, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold of $0.80 was approximately $2,640,917. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 12, 2013 was 9,336,487.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Established in 2004, Pimi Israel's technology platform is based on a unique formulation of environmentally friendly Stabilized Hydrogen Peroxide (STHP) which decomposes into oxygen and water. As part of a sustainable agriculture platform, STHP products have worldwide patent protection and provide a cost-effective solution for consumers who want to reduce residue chemicals in their fruits and vegetables.

On April 27, 2009 we purchased all the issued shares of Pimi Israel from the Pimi Israel shareholders in consideration for 6,313,589 shares of Common Stock of the Company to the Pimi Israel shareholders. As a result, Pimi Israel became a wholly owned subsidiary of the Company.

We are a development stage company and have had limited revenues since our formation. There is currently limited public market for our common stock. The purchase of our shares is highly speculative and involves a high degree of risk, including, but not necessarily limited to, the “Risk Factors” described elsewhere in this report. Any person who cannot afford the loss of their entire investment should not purchase our shares.

The Company’s principal executive offices are located at 269 South Beverly Drive suite 1091, Beverly Hills California 90212, and its telephone number is (310) 203-8278.

Overview

The Company focuses on developing environmentally friendly solutions for extending storability and shelf life of vegetables and fruits. As of the date of this report, the Company develops, tests and markets four lines of products: (i) Citrus treatment line of products, which includes: CitruWash™, Super Clean™, CitrusGuard™ and FreshProtect™; (ii) Sweet Potatoes treatment line of products, which include SweetGuard™; (iii) Stored Table Potatoes treatment line of products which include SpuDefender™; and (iv) other fruits and vegetables storage control line of products which includes: StorGuard™ for treatment of vegetables such as broccoli and cabbage and OnionGuard™ for treatment in storage of Onions. We have started the commercialization of six (6) of these products (CitrusGuard™, FreshProtect™, SpuDefender™, SweetGuard™, Super Clean™ and CitruWash™).

Currently, the Company is focused on solutions related to fresh citrus fruits, table potatoes and sweet potatoes. Based on recent statistics, citruses are the most consumed fruits worldwide. The world fresh citrus market is estimated at over 50 million tons per annum. Potatoes are the fourth largest crop worldwide. According to the Food and Agriculture Organization of the United Nations, the total crop of the 20 major producers of Potatoes in 2011 was approximately 294 million metric tons (see: http://faostat.fao.org/site/339/default.aspx). We estimate that table potatoes, which our solution is currently aimed towards, are 30%-40% of the total world produced potatoes.

We intend to provide our customers a comprehensive environmentally friendly solution for post-harvest treatment of fruits and vegetables, commencing with harvest thereof and utilizing our products in different phases of the treatment process until their delivery to distributors. In accordance with this strategy as of the date of this report we develop cleansers and sanitizers for treatment of fruits and vegetables on packing line and sprout and disease control products for stored fruits and vegetables

Industry Overview

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

Losses of agricultural produce, as high as 30% in countries such as India (see: http://agricoop.nic.in/sia111213312.pdf) and China (see http://www.ccsenet.org/journal/index.php/ijbm/article/view/19732), due to diseases and lack of correct supply chain, from the field to the stores, are exacerbated by the increasing demand for food produce, especially in developing countries.

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

With millions of tons of stored fruits and vegetables annually world-wide, management believes there is an immediate, addressable market for Pimi’s products. Through our extensive communications with retailers, we understand a shortage of fresh goods is a primary concern for these groups – thus the ability to improve storability is critical and valuable.

Our Products and Technology

Citrus Treatment Products

The Citrus Industry- The Need to Replace Imazalil and TBZ

To date, green mold on Citrus is controlled in the United States and other countries, including Israel, by application of the fungicides Ortho-phenyl Phenate (OPP or SOPP), Imazalil, and Thiabendazole (TBZ). Retailers’ demand to reduce the Maximum Residue Levels (MRL) of pesticides in their fresh fruits, has led producers to seek environmentally friendly solutions, such as ours, aimed to reduce levels of pesticide residues while extending shelf life. Moreover, it has been proven that the green mold has already developed resistance to the abovementioned fungicides. This prevented the packers from effectively manage decay control pathogens.

The combination of these two factors has posed an urgent need to identify an alternative to current packing methods. Pimi’s solution may reduce the Imazalil level from today’s MRL of 5 ppm to 1 ppm (part per million), while not adding any fungicide material and improving yield losses.

Super Clean™, CitruWash™, CitrusGuard™ and FreshProtect™

CitrusGuard™ and FreshProtect™, which are sanitizers, are formulated to sanitize Citrus Fruits on packing lines and were developed in order to reduce residue treatments of fungicides, such as Imazalil and TBZ, which are the current treatment.

SuperClean™ and CitruWash™, which are cleansers, are formulated to clean Citrus Fruits on packing lines and are intended to replace soap and Chlorine that are currently used as cleansers in Citrus packing lines, prior to the fungicide treatment. Good cleaning practice reduces the surface dirt and soil and by that reduces micro flora load prior to waxing the fruits with fungicides that prevents mold contamination, during its storage, transportation and shelf life.

FreshProtect™ and CitruWash™ are mainly targeted to the US market, while CitrusGuard™ and Super Clean™ are mainly targeted to the Israeli and other international markets.

On December 14, 2012, we received an unconditional Notice of Registration from the United States Environmental Protection Agency (the “EPA”) for FreshProtect™, issued on November 30, 2012 (the “EPA Approval”).

FreshProtect™ has been in development since 2009. In January 2011, we successfully concluded a commercial trial on easy peel citrus fruits in cooperation with Sun Pacific Inc. (“Sun Pacific”), a leading citrus packaging house in California. In October 2011, we concluded another commercial trial on navel oranges with Paramount Inc. (“Paramount”), another leading packaging house based in California. Both trials were successful and indicated significant advantages of utilizing FreshProtect™ on citrus fruits in comparison to other current treatments and materials, while reducing the residue level of pesticides on the fruits to the level of less than 1.5 ppm (part per million). Such significantly low residue level complies with the stringent standards of leading European food chains. Further, the shelf life, quality, and quantity of fruits treated by FreshProtect™ were not adversely affected by reduction of the pesticide residue level.

Commercialization of FreshProtect™ in the State of California is subject to approval by the State of California Environmental Protection Agency (“CAL EPA”). The Company’s pending application with the CAL EPA is in its final stages and our management believes that an approval by the CAL EPA will be obtained as early as the second quarter of 2013.

In January-February 2013 we performed large-scale commercial trial with Sun Pacific, utilizing both CitruWash™ (as a cleanser) and FreshProtect™ (as a sanitizer) in the treatment process on one packing line. Based upon an opinion received from our regulatory counsel, CitruWash™ is not a pesticide and is not subject to the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). The trial also involved a large post-harvest services company, which is considered by our management as a potential distributor of our products. The preliminary results of this trial were successful, indicating that our products have prevented decay more efficiently in comparison to other current treatments and materials. As of the date of this report, we are negotiating with Sun Pacific and post-harvest services company as to further commercial implementation of our products.

In March and April 2010, we successfully completed small scale trials, as well as commercial trials, applying CitrusGuard™, for the treatment of Mandarins, which is one of the most sensitive and problematic Citrus, as well as the treatment of Grapefruits. The trials were carried out with Mehadrin Ltd. (“Mehadrin”), the largest packing house in Israel, which exports citrus fruits to the United States and Europe. In these trials, CitrusGuard™ demonstrated superiority in extending shelf life, compared with the current treatment that is being used, which requires almost double the amount of pesticides to reach the required shelf life.

As a result of these commercial trials, Mehadrin has decided to commercially implement CitrusGuard™, in the treatment process utilized in its packing lines. Those lines pack mainly mandarins and grapefruits and small volumes of oranges and lemons. Mehadrin is also implementing Super Clean™ cleanser on its lines, as a part of our model of comprehensive treatment, which utilizes our products in different phases of the cleaning process. The total quantity of citrus fruits which were treated by Mehadrin with CitrusGuard™ and SuperClean™ during the citrus season of 2011-2012 is over 60,000 tons.

Sweet Potatoes Treatment Products

Sweet potatoes are the seventh largest crop in the world. According to the Food and Agriculture Organization of the United Nations, the total crop of the 20 major producers of Potatoes in the year 2011 was approximately 99 million metric tons. According to the National Agricultural Statistics Service, USDA, in 2010 the United States produced approximately 1.08 million metric tons of sweet potatoes, with a production value of $478 million.

SweetGuard™ is designed for cleaning the surface of sweet potatoes and improving the appearance of the treated sweet potatoes. The cleaning of the surface reduces decay of sweet potatoes which may occur during storage, shipment and shelf life.

SweetGuard™

In January 2010, we completed our first commercial trial utilizing SweetGuard™ for the treatment of sweet potatoes. Similar to Pimi’s CitrusGuard™ and CitruWash™, SweetGuard™ is designed for improving sweet potatoes cleaning properties. SweetGuard™ causes the sweet potatoes’ bright appearance due to its cleaning effects.

The trials were carried out in two cooperative farms in Israel, with two separate packing houses that export sweet potatoes from Israel to Europe. In these trials, SweetGuard™ demonstrated efficacy in various areas of post-harvest treatment of crop, which came from different growing soils. We have been advised by these clients that consumers presented with treated and untreated sweet potatoes, on the same shelf, preferred those which were cleaned with SweetGuard™.

As a result of these trials, the two cooperative farms determined to include SweetGuard™ in their regular working program for the packing line. The total quantity of sweet potatoes which was treated by SweetGuard™ in 2012 was approximately 12,000 tons.

As of the date of this report, we have successfully finalized several on-line commercial tests with several leading sweet potato packers located in the U.S., and have received our first purchase order for SweetGuard™.

Potato Treatment Products

The Potato Industry - the Need to Replace CIPC and prolong shelf life

Potatoes are the fourth largest crop in the world. According to the Food and Agriculture Organization of the United Nations, the total crop of the 20 major producers of Potatoes in the year 2011 was approximately 294 million metric tons (see: http://faostat.fao.org/site/339/default.aspx). We estimate that table potatoes are 30%-40% of the total world produced potatoes. In developed countries roughly one third of the crop is used for direct use by households (table potatoes) and the rest for processing, such as chips/crisps and French fries (processed potatoes). In non-developed countries, 80% of the crop is used as table potatoes and the rest as processed potatoes. Therefore we estimate that the annual crop of potatoes is divided between 35% table potatoes and 65% processed potatoes.

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

The primary method to control sprouting in storage is with post-harvest application of isopropyl N-(3-chlorphenyl) carbamate ("Chlorpropham" or "CICP") a synthetic hormone that is used worldwide. For the toxic effects of CIPC see: http://pmep.cce.cornell.edu/profiles/extoxnet/carbaryl-dicrotophos/chlorpropham-ext.html.

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

SpuDefender ™

Pimi develops the SpuDefender™, which is aimed at substituting CIPC as a sprout inhibitor, increasing shelf life, and preventing quality reduction.

SpuDefender™ is a formulated STHP designed for use in potato storage treatment to inhibit sprouting. SpuDefender™ is patent protected in several countries. SpuDefender™ is applied in stored potatoes inside storehouses, or on packing lines, by using Pimi’s proprietary storage application protocol which is based on an especially designed system and ultrasonic atomizers to provide optimum results.

SpuDefender™ is an environmental friendly external treatment, and therefore, after washing it leaves no residue. At the end of the application process the active ingredient of SpuDefender™ decomposes into water and oxygen, unlike existing chemical alternatives, such as Isopropyl N-(3-chlorophenyl) Carbamate ("Chlorpropham" or "CIPC") (see “The Potato Industry - the Need to Replace CIPC and prolong shelf life” elsewhere in this report). As of the date of this report SpuDefender™ has proven to be effective in controlling potato storage decay, while reducing the residue level of pesticides on treated potatoes. Its sprout control ability (required to effectively substitute CIPC) is under further development and testing, and therefore SpuDefender™ is not marketed yet as sprout inhibitor.

Other Fruits and Vegetables Storage Control Line of Products

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

OnionGuard™

As of the date of this report there is no known effective treatment to reduce Botrytis Neck Rot and Aspergillus Black Mold, which are the two main onion diseases. The two diseases can damage up to 40 percent of an onion harvest. In October 2009, we started a trial with Idaho State University and McCain Foods Limited (“McCain”) to extend storability of onions by using OnionGuard™, which is a formula comprised of our StorGuard™. We ran a trial comparing OnionGuard™ to current storage methods which do not utilize treatment. The test was performed in cooperation with McCain, which stores onions for its onion rings production line and encountered storability problems. The results received in June 2010 demonstrated improvement of storability in room temperature, as well as in cold storage temperature, of up to 40%. After six months of storage, defects were reduced from 35 percent to 15 percent. The trial’s results were presented to one of the leading retailers in the US who subsequently ordered a commercial test of 20,000 pounds of onions, which started on October 2010, under the supervision of the Washington State University. Initial results from January 2011 presented high performance of OnionGuard™. The trial was not completed due to release of the onions to the market prior to the receipt of final results.

Pimi anticipates starting EPA registration of OnionGuard™ once sufficient working capital is available to initiate the process.

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

Performic Acid

Pimi has begun conducting research in the field of performic acid based eco-friendly solutions (see “Intellectual Property” elsewhere in this report). Additionally, Pimi has initiated discussions with a leading global chemical producer, for the purpose of exploring and evaluatingcommercial development in this field.

Our Technology

Pimi’s technology for increasing the storability and shelf life of fruits and vegetables is based on a unique proprietary solution using only edible products and a proprietary designed delivery system.

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

Manufacturing Process Supply of Raw Material

Pimi’s products are currently produced by Seeler Industries, Inc., in their plant located in Joliet, Illinois ("Seeler") and also by Zohar Dalia Ltd. in Israel.

Transportation and Storage of our Products

Hydrogen Peroxide is a common chemical sold and transported worldwide in 50% concentrations. Transported Hydrogen Peroxide in such concentrations is defined as dangerous goods by the industry.

We have decided to supply our products with stable Hydrogen Peroxide and at low concentration of only 4%-8%%, which is graded as low product risk. At this grade of risk the product should be transported by certified truck drivers, and the truck should be marked with special signs. The product should be transported together with Material Safety Data Sheets (MSDS) which show the dangers related to the product and the safety procedures, including how the product should be handled.

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

Pimi Israel has filed an application with the International Projects and Tenders Fund under the Israeli Ministry of Industry, Trade and Labor for participation in FreshProtect™ and CitruWash™ US commercialization costs and expenses. As of the date of this report, such participation has not yet been approved.

Intellectual Property

We have developed a significant intellectual property portfolio of patents. We believe that our intellectual property portfolio, coupled with our strategic relationships (see "Customers and Partners") and accumulated experience in the field, gives us an advantage over potential competitors.

In 2010 we filed two provisional patents covering new developed products and technologies which we started to implement at the end of 2011. In 2011 we filed an application pursuant to the Patent Cooperation Treaty (“PCT”), covering an environmentally friendly solution, implementing performic acid, for controlling decay of a very wide range of addible matters and for soil disinfection. As of the date of this report, we have started the registration of this patent. In 2012 we filed an additional PCT application, with respect to a product aimed at improving the appearance of foods. We currently maintain the following patents (for the agreement of the transfer of the rights in the patents and patents applications to us, see "Certain Relations and Related Parties transaction"):

Country	Patent Register No.	Application No.	Status	Validity Date
U.S.A	6,797,302		Granted	July 2019
U.S.A	6,946,155		Granted	July 2019
U.S.A	7,147,872		Granted	July 2019
U.S.A		12/691,316[1]	Pending
Europe		99933105.1	Pending
China	99810112.5		Granted	July 2019
Russia	2262230		Granted	July 2019
Australia	757,181		Granted	July 2019
South Africa	2001/1528		Granted	July 2019
Israel		125520	Pending
Chile		1675-99	Pending
Mexico	230589		Granted	July 2019
Argentina	AR 019937- B1		Granted	July 2019
Bulgaria		105167	Pending
Bolivia		P990103701	Pending
Brazil		PI9912697-4	Pending
Colombia		99047340	Pending
Cuba		22/2001	Pending
Czech Republic		PV 2001-254	Pending
Georgia		AP1999004257	Pending
Guatemala		PI99-01099	Pending
Honduras		PCT/IL99/120	Pending
Latvia	12750		Granted	July 2019
Nicaragua	1441		Granted	July 2019
New Zealand	509566		Granted	July 2019
Peru	3093		Granted	July 2019
Poland	P-348722		Granted	July 2019
Paraguay	4217		Granted	July 2019
Slovenia	9920057-20615		Granted	July 2019
Slovakia		PV97-2001	Pending
Turkey	TR2001-231		Granted	July 2019
Uruguay		025.625	Pending
Serbia		P-51/01	Pending
Norway		20010447	Pending
Romania		A 2001-00090	Pending

__________________________________________________________________________

1 The application was filed on January 21, 2010 for a continuation patent of patent No. 7,147,872.

Regulatory Approval of Pimi's Products

The following description will relate to the countries in which the Company intends to sell its products:

Regulatory Process in the United States

Our products are regulated by both EPA (Environmental Protection Agency) and FDA. The regulatory agency that has jurisdiction for a particular product depends on the claims that are made for the product. Accordingly, EPA is responsible for any of our products that claim microbial control on raw agricultural commodities, such as FreshProtect™. FDA is responsible for regulating any our products that make cleaning claims on raw agricultural commodities, such as CitruWash™.

The EPA registration process is governed by the pesticide statute, Federal Insecticide, Fungicide and Rodenticide Act or “FIFRA”. Under Section 3 of FIFRA, EPA registers or licenses pesticide products. The registration process involves registrants submitting a comprehensive data base of chemistry and safety data so that EPA can make a safety determination. On November 30, 2012, EPA registered FreshProtect™ in accordance with the provisions of Section 3 of FIFRA. In addition to federal registration of pesticides, all states in the U.S. require product registration pursuant to the applicable state laws. We have a pending registration application for FreshProtect™ with the California Department of Pesticide Regulation (CDPR) and we anticipate that approval will be granted shortly. Finally, EPA in accordance with Section 409 of the Federal Food, Drug and Cosmetic Act or “FFDCA” and through the tolerance or tolerance exemption process is responsible for setting residue levels for pesticides that are applied to raw agricultural commodities. All of the ingredients contained in FreshProtect™ have the appropriate tolerance or tolerance exemption for residues that may result from the use of FreshProtect™.

Unlike EPA, FDA does not approve cleanser products.  Instead, all of the ingredients comprising cleanser products must have the appropriate clearance, under the FFDCA, for use on the target food commodities. All of the ingredients in CitruWash™ are compliant with the FFDCA. In accordance with the legal opinion we received, our CitruWash™ is classified as a cleanser under applicable US laws and regulations.

In addition, under Sections 201(s) and 409 of the FFDCA, any substance that is intentionally added to food is a food additive, that is subject to premarket review and approval by FDA, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use, or unless the use of the substance is otherwise excluded from the definition of a food additive. FDA established a notification procedure whereby any person may notify FDA of a determination by that person that a particular use of a substance is “GRAS" (Generally Recognized As Safe). It should be noted that according to applicable law we may market a substance that we determine to be GRAS for a particular use without informing FDA or, if FDA is so informed, while FDA is reviewing that information.

We have received EPA approval for SpuDefender™ as well as the approval of the State of Wisconsin, which enables us to sell SpuDefender™ in the State for commercial use.

Our SweetGuard™ is used as a cleaning agent on post-harvest sweet potatoes. As such, SweetGuard™ is regulated under both the Toxic Substances Control Act (“TSCA”) and FFDCA. Under both of these statutes, products are not approved or cleared but the individual components or substances comprising a product must be compliant with the provisions of each statute and their implementing regulations.

Pimi Agro has evaluated each component of SweetGuard and based on this evaluation has concluded that every component is compliant with the provisions of TSCA and FFDCA and the corresponding implementing regulations.

Regulatory Process in Israel

SpuDefender™ has been approved by the Israeli Plant Protection Authority for use on potatoes and sweet potatoes in Israel. To the best of our management’s knowledge, CitrusGuard™, SuperClean™ and SweetGuard™ do not require approval by the Israeli Plant Protection Authority under applicable Israeli laws and regulations.

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

We have been advised by Redebel that in order to register our products (mainly FreshProtect™ and SpuDefender™) in the European Community the complete Dossier for inclusion of Hydrogen Peroxide on "Annex I" of EU Directive 91/414 must be approved by the European Commission ("Annex I Listing"). Such file has to include documentation and information concerning the active ingredient (in our case Hydrogen Peroxide). Important elements of such documentation are toxicological and eco-toxicological profile of the molecule and eventual dangers and hazards coming from human exposition. An example of use of this substance in “formulated” product has to be also presented, and the most important element of this part is demonstration of the efficacy – prove of the activity of the product declared on the label.

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

As of the date of this report we are examining whether in accordance with applicable law and regulations SuperClean™ and/or CitruWash™ (which are cleansers) require registration in EU.

Customers and Partners

As a small company with roots in Israel, one method by which Pimi is able to attain, and engage with, potential partners, in particular those having a favorable foot-print in their respective markets and having the ability to educate end-users (i.e. their customers), is by gaining recognition and acceptance of market leaders having the best leverage point to our prospective customers. These companies, being opinion leaders with high sensitivity to environmental-friendly growing demands, are in the best position to influence their suppliers, who are Pimi's potential customers, in testing and ultimately adopting Pimi's technology, as their next generation solution for post-harvest treatment.

We have entered into agreements with several companies specialized in the supply of agriculture products, primarily in the US, as further detailed below.

VegiSafe LLC (Earthbound LLC Group)

In January 2009 Pimi Israel entered into a Joint Venture Agreement ("The Joint Venture") with VegiSafe LLC ("VegiSafe"), an affiliate of Earthbound LLC ("EB"), a group of companies engaged in consulting to mass-market retailers and major supermarket chains in North America (see: http://www.earthboundllc.com/). EB has a proven track record in developing private label campaigns (apparel) for Wal-Mart and Target brands.

The Joint Venture will market, sell and distribute Pimi's technology throughout the United States, on an exclusive basis, and throughout Canada and Mexico, on a non-exclusive basis. VegiSafe will market and handle the sales activities of the Joint Venture. VegiSafe intends to seek retailers and major distributors in the U.S., which will recommend its producers and suppliers to manufacture and supply CIPC-free potatoes, or CIPC-free potato products. The exclusivity of the Joint Venture is subject to fulfillment of certain milestones of annual sales as herein described. We will have 70% of the rights in the Joint Venture and will nominate two of its directors; VegiSafe will have 30% of the rights, and will nominate one director. We will grant a sub-license to the Joint Venture for the use of our patents and technology, relating to the products and to any new product developed by us, for the term of the Joint Venture.

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

VegiSafe has invested in the Joint Venture an aggregate amount of $250,000 which has been used to cover expenses reflected in a budget prepared for the Joint Venture, and approved by VegiSafe and Pimi. The Joint Venture will use the VegiSafe Trade Mark as the trademark for fruits and vegetables, which will be treated by our products and are CIPC free. Any additional investment in the Joint Venture in excess of the $250,000 shall be contributed by the parties according to their share in the Joint Venture upon mutual consent, taking into account the Joint Venture's business and its needs.

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

As of the date of this report, VegiSafe introduced our products and technology to one of the major retail chain in the US who has, in turn, introduced us to their suppliers of table potatoes, citruses, onions and sweet potatoes, in order that we shall present to these suppliers the efficacy of our products.

Mehadrin

Mehadrin Ltd.(“Mehadrin”) is the biggest distributor and exporter of Citrus fruits in Israel. Mehadrin is exporting approximately two thirds of the Israeli Citrus crop to Europe, US, Canada and the Far East. Mehadrin has its own orchards and packing houses and they also purchase packed fruits from other farmers and packing houses. We have started to work commercially with Mehadrin on October 2010, implementing our CitrusGuard™ on one packing line of Grapefruits. On January 2011 we have started treating with CitrusGuard™ additional 2 packing lines of Clementine. During the citrus season of 2011-2012 we have entered into additional packing lines, implementing also our SuperClean™ and treating over 60,000 tons. We anticipate treating with our CitrusGuard ™ up to 70,000 tons of Citrus fruits until the end of 2012- 2013 citrus season (April 2013).

Sun Pacific Inc.

Sun Pacific is one of the biggest suppliers of fruits and vegetables in the United States, leading in Citrus, Tomatoes, and Grapes.

Sun Pacific is one of the leading packing houses in the U.S. for clementines and oranges. Pimi was introduced to Sun Pacific by a significant U.S. retailer, to whom Sun Pacific supplies its produce. From December 2010 through February 2011, we conducted a trial in Sun Pacific’s Mandarins packing house, at Maricopa CA, which is, to management’s best knowledge, the biggest clementine packing house in the U.S.

The trial was conducted on one of the commercial lines using FreshProtect™ treatment, which was compared to current cleaning and waxing treatment. The trial results have shown that applying FreshProtect™ on Clementines improves the shelf life of the fruits versus the current treatment.

On January-February 2013 we performed large-scale commercial trial with Sun Pacific, utilizing both CitruWash™ (as a cleanser) and FreshProtect™ (as a sanitizer) in the treatment process on one packing line. The trial also involved a large post-harvest services company, which is considered by our management as a potential distributor of our products. The preliminary results of this trial were successful, indicating that our products have prevented decay more efficiently in comparison to other current treatments and materials. As of the date of this report, we are negotiating with Sun Pacific and post-harvest services company further commercial implementation of our products.

Suppliers

Seeler Industries, Inc.

Seeler Industries, Inc. (“Seeler”), a leading toll manufacturer of food grade formulations supplies our products in the US under our name, in accordance with a toll manufacturing agreement. Seeler is responsible for keeping standards of the products and for supply of the products within specifications and within required shelf life.

Zohar Dalia

Zohar Dalia is the manufacturer of our Products in Israel. It manufactures our products under our name in accordance with an oral agreement. Zohar Dalia follows ISO and GMP quality programs at its site, and is responsible for keeping the standards of the products and to supply our products within specifications and within required shelf life.

Competition

Competition with our SuperClean™ and CitruWash™

As of the date of this report we are not aware of any product which is non-residue and leaves no harmful chemical by-products while providing similar levels of cleaning efficacy as our SuperClean™ and CitruWash™. Chlorine-based cleansers and their manufacturers and distributors are our major competitors in this field. We believe that retailers’ demand to reduce the Maximum Residue Levels (MRL) of pesticides in their fresh fruits, shall lead producers to prefer our environmentally friendly solutions, aimed to reduce levels of pesticide residues.

Competition with our CitrusGuard™ and FreshProtect™

As of the date of this report we are not aware of any product which is non-residue and leaves no harmful chemical by-products while providing similar level of sanitizing efficacy as our CitrusGuard™ and FreshProtect™. The manufacturers and distributors of Imazalil, such as Makhteshim Agan Industries and Janssen Pharmaceutica N.V are our major competitors in this field.

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

• Chlorine-Dioxide – a strong chlorination detergent which aerosols the room with Chlorine. Chlorine is not welcomed by the industry due to the fact that it may create connections with the surface of the produce, and, to management's knowledge, it may create a carcinogenic compound. This product is aggressive for the workers its and residues stay in the air. This product has significant smell and odor that may remain on the product during its shelf life. Recently, a food treatment solutions vendor has promoted the use of Chlorine in the market and has turned the use thereof into a more common.

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

Strategy

Since the market trend, led primarily by major retailers, is to increase freshness while reducing residue pesticides in consumed goods, we have adopted a strategy to create awareness of our solutions.

After presenting our solutions to market leaders, they usually connect us to their suppliers, so that we may present the suppliers with our solutions. Then usually we will run Beta site trials, and thereafter commercial trials, with these suppliers. Concurrently, we apply to the authorized regulator in order to approve the product, and after such approval is obtained we start selling our product to these suppliers.

Under this strategy we have established our Joint Venture with VegiSafe LLC, whose parent company - Earthbound LLC - is engaged in consulting to mass market retail companies and major supermarket chains in North America, in brand development. Our Joint Venture has contacted already with major citrus’ packers in U.S. See “Customers and Partners.”

We plan to sell Pimi’s products to farmers and growers with large storage houses, to storage providers, and to packing companies. Initially, we will sell our products through local distributors or post-harvest service providers who serve this target market. Once we establish a foothold in the market, we will attempt to establish strategic relations with several large distributors (e.g. large post harvest services providers) who already have a regional distribution network. This will enable us to rapidly increase our global market share and coverage without investing in building a global distribution network. At this stage, based on this model, we will furnish the know-how of our technology to these strategic partners, which will be responsible for ordering the product from our OEM manufacturers and marketing and sales activities, enabling us to focus on developing additional products. The distributors will also be in charge of marketing of our products, and we intend that each distributor will be obligated to minimum sales. We intend to support our distributors with technical support, research and tests results, and professional's publication relating to our products. We will also support our distributors in the education of the market, in regulating of our products and with professional advice.

Pimi’s distributors will purchase our products from us, and we will deliver it to the customers through our OEM producers. The distributors will be trained by our technical team and will be responsible for recommending, training, and optionally also designing and installing the required systems that distribute the products in the storehouses and packing lines. For customers who do not have the required systems, we and our distributors will either provide one at a cost to be determined or alternatively, bundled with a minimum order of goods.

Employees

As of the date of this report, we employ 4 full-time and 2 part time employees.

Corporate Development

Subject to additional fundraising and regulatory approvals, management plans to expand the Company’s activity to Chile, Turkey, Spain, South Africa and Morocco as the markets for our CitrusGuard™, FreshProtect™, CitruWash™ and SuperClean™, and mainly to the US as our major market.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the years ended December 31, 2012, and 2011 our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the company.

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

In order to continue our operations, without expanding our activities, we estimate that we will need minimum capital in the sum of $600,000 starting March 1, 2013 through the end of 2013. As of February 28, 2013 we used credit lines in the sum of $16,000 and have no cash. Currently our net burn rate is approximately $50,000 per month. Thus, we need immediate additional investments.

If we are unable to obtain such additional capital as discussed above, we will be required to stop our operations, and will resume our activities, only after capital is raised.

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

During the year ended December 31, 2012, we incurred net losses in the sum of $695,742. Since starting our operation in 2004 and until December 31, 2012 we incurred accumulated losses in the sum of $5,007,417.We expect to continue to incur losses for the fiscal year ended December 31, 2013. Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

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

A critical key to our success and ability to expand our business is our ability to obtain regulatory approvals in United States and in other countries for the use of our products. The regulatory approvals of some of our products are dependent, on trials to show the efficacy or the non-toxicity of our products, and are time and cost consuming. Such registration filling might take longer period than expected, and it might delay obtaining such regulatory approvals, or might cause delay in starting operations on a large scale in these countries and other jurisdictions. We currently have EPA registration for our SpuDefender™ and FreshProtect™ products. We have postponed our efforts to obtain regulatory approvals for EU states.

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

The company, through its wholly owned subsidiary, Pimi Israel, has developed initial partnerships with local partners. In order to expand sales and marketing globally, and capture leading market share before any potential reaction from the competitors, the Company will need to rapidly expand geographically and establish a global distribution network. This is likely to put pressure on management, financial and operational resources of the Company. In order to mitigate this factor, once Pimi establishes a significant presence in the market, it will proceed to establish strategic partnerships with some of the leading players in the market, however, there are no assurances that we will succeed in establishing such partnerships, which may harm the marketing of our products and the development of our business.

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

Our business and operations may be affected by climate change conditions, which could materially harm our financial results

Our business may be affected from changes in climate conditions as such events would affect the crops and their storability (e.g. potatoes) in those cases where there is unusually warm, dry, humid or cold weather before cropping.

In such instances, we may suffer a decrease in revenues as a result of a smaller storage volume of rooms or shorter storage period. While as of December 31, 2012 climate change events did not influence us materially, we anticipate that once we will increase our operations, and certain territories will experience significant climate change, such as above-common rains, heat waves, dry air conditions, and unusually cold or prolonged cold weather conditions, such events may materially impact our financial results.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in the section Risk Factors, and the following factors may affect our operating results:

•	Our ability to attract users for our products.
•	Our ability to generate revenue from our products.
•	The amount and timing, of operating costs and capital expenditures related to the maintenance and expansion of our businesses, and operations.
•	Our focus on long-term goals over short-term results.
•	Global economic situation.
•	Fluctuations in weather conditions.

Our earnings may be subject to seasonal variability.

Our earnings may be affected by seasonal factors, including:

•	the seasonality of our customers;

•	the ability to supply our products during critical harvest periods; and

•	the timing and effects of ripening and perishability.

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

As of the date of this report, a major part of our sales is made in Israel.

Political, economic and military conditions in Israel have a direct influence on us because our operations are located there. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially and adversely affect our operations. Several Arab countries still restrict business with Israeli companies and these restrictions may have an adverse impact on our operating results, financial condition or the expansion of our business. We could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses. The establishment in 2006 of a government in the Palestinian Authority by representatives of the Hamas militant group has created additional unrest and uncertainty in the area. In November 2012 and December 2008, Israel was engaged in an armed conflict with Hamas in the Gaza Strip, in the southern region of Israel. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamic Shiite militia group, which disrupted most daily civilian activity in northern Israel. These events have at times caused considerable damage to the Israeli economy. As a result of the political and military situation, Israel’s economy has at times suffered considerably. Ongoing or revived hostilities related to Israel may have a material adverse effect on our business and on our share price.

Additionally, boycotts of products, prompted by political, religious or other factors, may affect our financial condition and results of operations. If such boycotts were to become widespread, it could have a significant impact on our revenues.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company and its subsidiary currently lease office space at Kibbutz Alonim. The Company currently pays monthly rent of $1,000 (3,700 NIS) plus VAT per month pursuant to a 12 month lease started Jan 1, 2013 until December 31, 2013.

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

Pimi Israel has recently opposed an application for patent, filed by third party with Israeli Patent Authority wich might jeopardize our recorded patents. As of the date of this report, Pimi Israel and the third party are negotiating a settlement arrangement with this regard.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In February 2010, our common stock began quotation on the OTC Bulletin Board under the symbol "PIMZ.OB".

Holders

As of December 31, 2012, the approximate number of stockholders of record of (i) the Common Stock of the Company was 67 and (ii) Series A Preferred Stock of the Company was 38.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Stock

On December 23, 2012, Pimi issued to Umidan Inc., an entity owned by Mr. Uri Sheinbaum, a warrant to purchase 56,250 shares of Pimi’s common stock with an exercise price of $0.80, exercisable until April 11, 2014, in consideration for its services rendered to Pimi.

On March 9, 2012 Pimi closed a private placement in the aggregate amount of $626,000 (the “Private Offering”). The Company issued 62,600 shares of Series A Preferred Stock, par value $0.01 at a purchase price of $10.00 per share to 19 accredited investors and 19 non-accredited investors. Financial West Group, a FINRA registered broker dealer, served as placement agent in connection with the Private Offering. The holders of shares of Series A Preferred Stock shall be entitled to receive dividend cash payments of 9% per annum, payable in quarterly installments, and subject to conversion. Upon the closing of the Company's next round of financing, provided such closing occurs within twelve (12) months following the execution of the Closing in which Subscribers receive the Series A Preferred Stock, and further subject to minimum proceeds of $2,000,000 being raised in such investment (the "Next Round of Financing"), the Series A Preferred Stock shall automatically be converted into fully paid, non-assessable shares of Common Stock, $0.01 par value per share, of the Company (“Common Stock”). In the event that the closing of the Next Round of Financing has not occurred by November 30, 2012, each share of Series A Preferred Stock shall automatically be converted into fully paid, non-assessable shares of Common Stock, reflecting value of $0.80 per Common Stock share. Notwithstanding, the holders of Series A Preferred Stock shall be entitled to convert each share of the Series A Preferred Stock into fully paid, non-assessable share of Common Stock, at a price of $0.80 per share. Initially, all and any shares of Series A Preferred Stock should have been automatically converted into the Common Stock and canceled on November 30, 2012; further, we have agreed with the holders of the Series A Preferred Stock to postpone the automatic conversion date until March 9, 2013.

On March 9, 2013, all shares of our Series A Preferred Stock were automatically converted into the Common Stock and canceled; thereby, 782,500 shares of our Company’s Common Stock have been allocated and issued to former holders of Series A Preferred Stock.

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

On January 24, 2011, the Company entered into an agreement with an individual residing in Israel and Israeli private investment company. Pursuant to this agreement, the investor invested a total aggregate sum of US $500,000, at a purchase price of $0.80 per share, and the Company issued to the investor 625,000 shares of its Common Stock. For each share of Common Stock purchased, the investor received a warrant with an exercise price of $0.80, exercisable until December 31, 2012. The Company extended this warrant until December 31, 2013. In the event the investor invests and/or causes to investment of additional $50,000, the Company shall extend this warrant until December 31, 2014.

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

Overview

The Company focuses on developing environmentally friendly solutions for extending storability and shelf life of vegetables and fruits. Currently, the Company is focused on solutions related to fresh citrus fruits, table potatoes and sweet potatoes. As of the date of this report, the Company develops, tests and markets four lines of products: (i) Citrus treatment line of products, which includes: CitruWash™, Super Clean™, CitrusGuard™ and FreshProtect™; (ii) Sweet Potatoes treatment line of products, which include SweetGuard™; (iii) Stored Table Potatoes treatment line of products which include SpuDefender™; and (iv) other fruits and vegetables storage control line of products which includes: StorGuard™ for treatment of vegetables such as broccoli and cabbage and OnionGuard™ for treatment in storage of Onions.

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

The adoption of ASU 2011-05 did not have a material impact on the consolidated financial statements.

2.	ASC Topic 210, “Balance Sheet”

In December 2011, the FASB issued Accounting Standard Update (ASU) 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with the Accounting Standards Codification or are subject to an enforceable master netting arrangement or similar agreement.

The amended guidance will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (fiscal year 2013 for the Company) and should be applied retrospectively to all comparative periods presented.

The Company is currently evaluating the impact that the adoption of ASU 2011-11 would have on its consolidated financial statements, if any.

3.	ASU 2013-2

In February 2013, the FASB issued Accounting Standard Update No. 2013-02 “Comprehensive Income (Topic 220) “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income.

According to ASU 2013-02, significant items that are required under U.S. GAAP to be reclassified to net income in their entirety shall be presented by the respective line items of net income either on the face of the financial statements or in the footnotes. Items that are not required under U.S. GAAP to be reclassified to net income in their entirety, will be required to be cross-referenced to other disclosures required under U.S. GAAP that provide additional detail about those amounts.

ASU 2013-02 is effective for public entities prospectively for annual and interim reporting periods beginning after December 15, 2012 (fiscal year 2013 for the Company).

The adoption of ASU 2013-02 is not expected to have a material impact on the financial position or results of operations of the Company, but might result in disclosure of additional information about amounts reclassified out of accumulated other comprehensive income.

Results of Operations for the Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Total Net Sales: Total Net Sales decreased $108,690 or 24% to $351,399 in 2012, from $460,089 for 2011. The decrease is due to a focus in 2012 on Pimi’s citrus pilot lines, while in 2011 the Company commenced small scale sales of products treating citrus fruits and potatoes.

R&D Expenses: R&D Expenses for 2012 of $689,070 decreased $9,230 or 1% from the $698,300 in 2011, due to decrease in cost of materials in the amount of $69,465, partially balanced by increase in cost of labor and professional services in the amount of $40,585, and increase in travel and other expenses in the amount of $19,650.

General and Administrative Expenses: General and administrative expenses decreased by $3,925, or 1% in 2012, to $295,055 from $298,980 in 2011, mostly due to decrease in professional fee expenses paid to accounting and legal professionals.

Loss from Operations: Loss of costs from operations for 2012 of $632,726 was up $95,535 or 18% from the loss from operations in 2011 of $537,191, mainly as a result of the decrease in sales ($108,890), partially balanced by decrease in R&D expenses ($9,230) and in G&A expenses ($3,925).

Financing Expenses: Our total financing expenses in 2012 amounted to $63,016 and were $6,659 lower than our financing expenses of $69,675 in 2011. This was mostly a result of decrease in convertible loans interest expenses.

Net Loss: Net loss of $695,742 in 2012 was $88,876, or 15% more than the net loss in 2011 of $606,866, mainly as a result of decrease in sales ($108,690), partially balanced by decrease in R&D expenses ($9,230), in G&A expenses ($3,925), and in financing expenses ($6,659).

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

Net Loss: Net loss of $606,866 in 2011 was $22,172, or 4% less than the net loss in 2010 of $629,038, mainly as a result of increase in sales ($186,088), partially balanced by increase in R&D expenses ($131,185), in G&A expenses ($18,481), and increase in financing expenses ($14,250).

Liquidity and Capital Resources

As of December 31, 2012, we had liabilities of $1,199,038 ($560,356 as of December 31, 2011), including $187,177 ($174,356 as of December 31, 2011) of Convertible Bonds and $571,225 ($0 as of December 31, 2011) of convertible preferred stock, $293,261 ($280,291 as of December 31, 2011) of third party liabilities, and $147,375 ($105,709 as of December 31, 2011) was due to related parties. The amounts due to related parties are for consulting, services and salaries.

As of December 31, 2012 we did not use credit lines and had cash in the sum of $16,073. As of Feb 28, 2013 we have used our credit lines in the sum of $16,073, and have no cash. Our shortage in available cash flow led us to a delay in interest payments on our convertible preferred stock and payments for certain service providers; these payments will be delayed until additional funds are secured. Our executive officers have also agreed to a postponement of salary payments aggregating approximately $12,500 per month. Payments to our executive officers have been postponed since November 2012.

As of the filing date of this report, our net burn rate is approximately $50,000 per month. Our management is utilizing best efforts to reduce our burn rate and minimize Company expenses. Additionally, on March 21, 2013 we secured an additional credit line of approximately $55,000 from Bank Hapoalim in Israel. As of the filing date of this report, we are negotiating to attain convertible loans in the approximate amount of $125,000 from several controlling shareholders to finance the Company’s operations in the short term.

Since an unconditional Notice of Registration for FreshProtectTM has been obtained from the EPA, the Company anticipates generating revenue from the sale of its products to growers and packaging facilities in the United States in addition to current revenues from the sale of its products in Israel.

The Company anticipates that it will begin to realize material revenues in the Citrus season of 2013 (the first and fourth quarter of 2013), as customers will begin to buy the Company’s products and technologies. Realization of revenues is subject to regulatory approval of the relevant regulator, in each country where we intend to deliver, distribute and sell our products, which we currently do not have, except for the state of Israel, and the U.S for our FreshProtect™ and SpuDefender™.

The Company’s management believes that the current trend in the markets to use environmentally friendly products, which are residue free or low residue, and to replace the subsisting chemicals, which leave high residues, together with the trend of the regulators to reduce the usage of high residue chemicals (such as CIPC, Imazalil and TBZ), will cause farmers and packing houses to prefer Pimi’s solutions. The Company has already begun testing at several facilities in the United States and anticipates that additional facilities will test the company’s products in the future.

The Company has sustained operating losses and its cash needs extend beyond its current resources. In addition, the Company does not have a reliable consistent source of future funding. These factors create an uncertainty about the Company’s ability to continue as a going concern. Moreover, the Company’s auditors report expresses substantial doubt as to the Company’s ability to continue as a going concern. The Company is in discussions with several investors to provide interim financing pending our ability to secure additional funds necessary to fully implement our business plan. There are no assurances that the interim financing or additional funds will be obtained.

The Company has not yet generated sufficient revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations.

Net Cash Used in Operating Activities for the years 2012 and 2011

Net cash used in operating activities, generated from continuing operations was $540,994 and $660,175 for the years ended December 31, 2012 and 2011, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities.

Net Cash Used in Investing Activities for the years 2012 and 2011

Net cash used in investing activities was $21,016 and $12,865, for the years ended December 31, 2012 and 2011, respectively, which was used primarily to purchase equipment (such as computers, and office equipment), and funds deposit in respect of employees rights upon retirement.

Net Cash Provided by Financing Activities for the years 2012 and 2011

Net cash provided by financing activities was $573,400 and $695,486 for the years ended December 31, 2012 and 2011, respectively, primarily attributable to capital raised and issuance of convertible preferred stock.

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

Net Cash Provided by Financing Activities for the years 2011 and 2010

Net cash provided by financing activities was $695,486 and $464,048 for the years ended December 31, 2011 and 2010, respectively, primarily attributable to capital raised.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Consolidated Financial Statements

as of December 31, 2012

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Consolidated Financial Statements

as of December 31, 2012

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Balance Sheets	F-3
Statements of Operations and Comprehensive Loss	F-4
Statements of Changes in Stockholders’ Deficit	F-5 – F-11
Statements of Cash Flows	F-12
Notes to Consolidated Financial Statements	F-13 – F-35

Report of Independent Registered Public Accounting Firm To the Stockholders of PIMI AGRO CLEANTECH, INC. (A Development Stage Company)	Fahn Kanne & Co. Head Office Levinstein Tower 23 Menachem Begin Road Tel-Aviv 66184, ISRAEL P.O.B. 36172, 61361 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il

We have audited the accompanying consolidated balance sheets of Pimi Agro Cleantech, Inc. (a development stage company) and subsidiary (hereinafter: the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2012 and for the cumulative period from January 14, 2004 (date of inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Board of Directors and management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pimi Agro Cleantech, Inc. and subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 and for the cumulative period from January 14, 2004 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage as defined in FASB Accounting Standards Codification (ASC) Topic 915, "Development Stage Entities". It has not yet generated sufficient revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2012, the Company has incurred accumulated losses of US$ 5,007,417, stockholders' deficit of US$ 886,202 and cumulative negative operating cash flow of US$ 4,291,122. These factors among others, as discussed in Note 1 to the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FAHN KANNE & CO. GRANT THORNTON ISRAEL

Certified Public Accountants (Isr.)

Tel-Aviv, Israel

March 25, 2013

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	December 31,
	2012	2011
A S S E T S
Current Assets
Cash and cash equivalents	33,484	22,446
Accounts receivable	138,040	186,842
Other current assets (Note 3)	29,409	22,487
Total current assets	200,933	231,775

Property and Equipment, Net (Note 4)	25,633	27,559

Funds in Respect of Employee Rights Upon Retirement	86,270	68,015
Total assets	312,836	327,349
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable:
Trade (Note 5A)	141,078	145,189
Other (Note 5B)	212,854	167,357
Convertible Bonds (Note 7)	187,177	174,356
Total current liabilities	541,109	486,902

Series A Convertible preferred stock (Note 8)	571,225	-

Liability for employee rights upon retirement	86,704	73,454
Total liabilities	1,199,038	560,356
Commitments (Note 9)
Stockholders’ Deficit (Note 10)
Common stocks of US$ 0.01 par value ("Common stocks"):
30,000,000 shares authorized as of December 31, 2012 and 2011; issued and outstanding 8,553,587 shares and 8,541,087 shares as of December 31, 2012 and 2011, respectively	85,535	85,410
Additional paid in capital	4,100,695	4,055,026
Accumulated other comprehensive loss	(65,015)	(61,768)
Deficit accumulated during the development stage	(5,007,417)	(4,311,675)
Total stockholders' deficit	(886,202)	(233,007)
Total liabilities and stockholders’ deficit	312,836	327,349

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) through December 31,
	2012	2011	2010	2012(*)

Revenues from sales of products	351,399	460,089	274,001	1,355,281
Research and development expenses (Note 11)	(689,070)	(698,300)	(567,115)	(4,239,886)
General and administrative expenses (Note 12)	(295,055)	(298,980)	(280,499)	(1,825,857)
Operating loss	(632,726)	(537,191)	(573,613)	(4,710,462)
Financing expenses, net	(63,016)	(69,675)	(55,425)	(216,621)
Loss from continuing operation	(695,742)	(606,866)	(629,038)	(4,927,083)
Loss from discontinued operation, net	-	-	-	(80,334)
Loss for the year	(695,742)	(606,866)	(629,038)	(5,007,417)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,247)	8,114	(28,216)	(65,015)
Comprehensive loss for the period	(698,989)	(598,752)	(657,254)	(5,072,432)

Loss per share (basic and diluted) (Note 14)	(0.08)	(0.07)	(0.09)	0

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)
January 14, 2004 (date of inception)	-	-	-	-	-	-	-
120,000 common stock issued for cash of US$ 0.002 per share	120,000	1,200	(932)	-	-	-	268
Balance as of December 31, 2004	120,000	1,200	(932)	-	-	-	268

Loss for the year	-	-	-	-	-	(223,285)	(223,285)
Other comprehensive (loss) income	-	-	-	5,989	-	-	5,989
Receipts on account of shares	-	-	-	-	100,000	-	100,000
Balance as of December 31, 2005	120,000	1,200	(932)	5,989	100,000	(223,285)	(117,028)
Loss for the year	-	-	-	-	-	(831,415)	(831,415)
Other comprehensive (loss) income	-	-	-	(12,748)	-	-	(12,748)
Issuance of 25,200 common stock for cash of US$ 7.50 per share on January 2, 2006	25,200	252	188,748	-	(100,000)	-	89,000
Issuance of 24,000 common stock for cash of US$ 7.56 per share on July 19, 2006	24,000	240	181,293	-	-	-	181,533
Issuance of 72,000 common stock for cash of US$ 7.53 per share on December 28, 2006	72,000	720	541,600	-	-	-	542,320
Issuance of 1,688 common stock for cash of US$ 8.33 per share on December 28, 2006	1,688	17	14,043	-	-	-	14,060
Receipts on account of shares	-	-	-	-	33,644	-	33,644
Balance as of December 31, 2006	242,888	2,429	924,752	(6,759)	33,644	(1,054,700)	(100,634)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)

Loss for the year	-	-	-	-	-	(341,453)	(341,453)
Other comprehensive (loss) income	-	-	-	(23,206)	-	-	(23,206)
Issuance of 8,708 common stock for cash of US$ 2.37 per share, 30,006 common stock for cash of US$ 3.28 per share, 7,754 common stock for cash of US$ 0.0025 per share and 591 common stock for cash of US$ 3.45 per share in April 2007	47,059	471	119,375	-	(33,644)	-	86,202
Issuance of 6,937 common stock for cash of US$ 4.10 per share in June 2007	6,937	69	28,339	-	-	-	28,408
Issuance of 747,390 common stock for cash of US$ 0.078 per share in July 2007	747,390	7,474	51,061	-	-	-	58,535
Issuance of 996,520 common stock for cash of US$ 0.024 per share in August 2007	996,520	9,965	14,007	-	-	-	23,972
Issuance of 996,520 common stock for cash of US$ 0.024 per share in November 2007	996,520	9,965	15,212	-	-	-	25,177
Issuance of 996,520 common stock for cash of US$ 0.0026 per share in December 2007	996,520	9,965	(7,405)	-	-	-	2,560
Receipts on account of shares	-	-	-	-	100,000	-	100,000
Balance as of December 31, 2007	4,033,834	40,338	1,145,341	(29,965)	100,000	(1,396,153)	(140,439)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)

Loss for the year	-	-	-	-	-	(602,994)	(602,994)
Other comprehensive (loss) income	-	-	-	109	-	-	109
Issuance of 716,589 common stock for cash of US$ 0.041 per share in February 2008	716,589	7,166	22,370	-	-	-	29,536
Issuance of 235,334 common stock for cash of US$ 0.72 per share in February 2008	235,334	2,353	166,600	-	(100,000)	-	68,953
Issuance of 291,515 common stock for cash of US$ 0.69 per share in June 2008	291,515	2,915	197,085	-	-	-	200,000
Issuance of 310,382 common stock for cash of US$ 0.71 per share in September 2008	310,382	3,104	216,161	-	-	-	219,265
Issuance of 444,004 common stock for cash of US$ 0.74 per share in November 2008	444,004	4,440	323,548	-	-	-	327,988
Stock based compensation	-	-	43,767	-	-	-	43,767
Balance as of December 31, 2008	6,031,658	60,316	2,114,872	(29,856)	-	(1,999,147)	146,185

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)
Loss for the year	-	-	-	-	-	(1,076,624)	(1,076,624)
Other comprehensive (loss) income	-	-	-	(11,810)	-	-	(11,810)
Issuance of 26,399 common stock for cash of US$ 1.33 per share in January 2009	26,399	264	34,721	-	-	-	34,985
Issuance of 3,373 common stock for cash of US$ 1.33 per share in March 2009	3,373	34	24,966	-	-	-	25,000
Issuance of 201,972 common stock for cash of US$ 0.73 per share in March 2009	201,972	2,020	122,980	-	-	-	125,000
Issuance of 45,328 common stock for cash of US$ 1.32 per share in March 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 4,459 common stock for cash of US$ 1.32 per share in April 2009	4,459	45	5,516	-	-	-	5,561
Issuance of 45,328 common stock for cash of US$ 1.32 per share in June 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 40,000 common stock for cash of US$ 1.35 per share in June 2009	40,000	400	53,600	-	-	-	54,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in August 2009	20,000	200	26,800	-	-	-	27,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in September 2009	20,000	200	26,800	-	-	-	27,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in October 2009	35,000	350	46,900	-	-	-	47,250
Issuance of 45,330 common stock for cash of US$ 1.32 per share in October 2009	45,330	453	59,547	-	-	-	60,000
Issuance of 54,263 common stock for cash of US$ 1.35 per share in November 2009	54,263	542	68,193	-	-	-	68,735
Stock based compensation	-	-	91,077	-	-	-	91,077
Balance as of December 31, 2009	6,573,110	65,730	2,795,066	(41,666)	-	(3,075,771)	(256,641)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)
Loss for the year	-	-	-	-	-	(629,038)	(629,038)
Other comprehensive (loss) income	-	-	-	(28,216)	-	-	(28,216)
Issuance of 3,225 common stock for cash of US$ 1.55 per share in February 2010	3,225	32	4,968	-	-	-	5,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in February 2010	35,000	350	46,900	-	-	-	47,250
Issuance of common stock and warrants, net of issuance costs in August 2010 (**)	385,108	3,851	197,215	-	-	-	201,066
Issuance of 134,121 common stock for cash of US$ 0.6 per share in December 2010	134,121	1,341	76,118	-	-	-	77,459
Amounts attributed to detachable warrants issued in connection with convertible bonds (***)	-	-	41,208	-	-	-	41,208
Beneficial conversion feature on convertible bonds (***)	-	-	41,207	-	-	-	41,207
Stock based compensation (****)	30,000	300	82,046	-	-	-	82,346
Balance as of December 31, 2010	7,160,564	71,604	3,284,728	(69,882)	-	(3,704,809)	(418,359)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

(**)	See Note 10G.

(***)	See Note 7.

(****)	Including US$ 24,850 with respect to the issuance of 30,000 common stock to a service provider.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)
Loss for the year	-	-	-	-	-	(606,866)	(606,866)
Other comprehensive (loss) income	-	-	-	8,114	-	-	8,114
Issuance of 125,000 common stock and warrants for cash of US$ 0.8 per share in January 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 125,000 common stock and warrants for cash of US$ 0.8 per share in February 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 250,000 common stock and warrants for cash of US$ 0.8 per share in March 2011	250,000	2,500	197,500	-	-	-	200,000
Issuance of 368,750 common stock and warrants for cash of US$ 0.8 per share in April 2011	368,750	3,688	291,312	-	-	-	295,000
Issuance of 125,000 common stock and warrants for cash of US$ 0.8 per share in May 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 12,500 common stock and warrants for cash of US$ 0.8 per share in September 2011	12,500	125	9,875	-	-	-	10,000
Issuance of 62,500 common stock and warrants, and payment of US$ 50,000 in cash as equity issuance costs (see Note 10O)	62,500	625	(50,625)	-	-	-	(50,000)
Exercise of options	311,773	3,118	-	-	-	-	3,118
Stock based compensation	-	-	25,986				25,986
Balance as of December 31, 2011	8,541,087	85,410	4,055,026	(61,768)	-	(4,311,675)	(233,007)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)
Loss for the year	-	-	-	-	-	(695,742)	(695,742)
Other comprehensive loss	-	-	-	(3,247)	-	-	(3,247)
Issuance of 12,500 common stock and warrants for cash of US$ 0.8 per share in March 2012	12,500	125	9,875	-	-	-	10,000
Stock based compensation	-	-	35,794	-	-	-	35,794
Balance as of December 31, 2012	8,553,587	85,535	4,100,695	(65,015)	-	(5,007,417)	(886,202)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) through December 31,
	2012	2011	2010	2012(*)
Cash flows from operating activities:
Loss for the period	(695,742)	(606,866)	(629,038)	(5,007,417)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	7,368	8,693	7,433	47,053
Increase in liability for employee rights upon retirement	11,169	18,802	8,485	84,195
Stock based compensation	35,794	25,986	82,346	278,970
Interest on convertible bonds	12,821	48,086	42,340	103,247
Interest on stockholders loans	-	-	-	(2,409)
Issuance costs of convertible preferred stock	62,600	-	-	62,600
Change in fair value of convertible preferred stock	(54,775)	-	-	(54,775)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	51,588	(71,796)	(91,634)	(140,825)
Decrease (increase) in other current assets	(6,198)	29,706	(18,700)	(123,705)
Increase (decrease) in accounts payable – trade	(7,304)	(8,335)	103,167	136,143
Increase (decrease) in accounts payable – other	41,685	(104,451)	64,714	245,467
Net cash used in operating activities generated from continuing operations	(540,994)	(660,175)	(430,887)	(4,371,456)
Net cash provided in operating activities generated from discontinued operations	-	-	-	80,334
Net cash used in operating activities	(540,994)	(660,175)	(430,887)	(4,291,122)
Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(16,146)	(11,156)	(15,899)	(82,810)
Purchase of property and equipment	(4,870)	(1,709)	(17,262)	(69,230)
Net cash used in investment activities	(21,016)	(12,865)	(33,161)	(152,040)
Cash flows from financing activities:
Credit from banking institution	-	(62,632)	50,924	(2,615)
Issuance of convertible preferred stock, net	563,400	-	-	563,400
Proceeds from issuance of common stock and warrants	10,000	758,118	253,316	3,319,267
Payment on account of shares	-	-	-	233,644
Proceeds from issuance of convertible bonds and warrants, net	-	-	159,808	159,808
Proceeds from loans from stockholders	-	-	-	194,083
Net cash provided by financing activities	573,400	695,486	464,048	4,467,587
Effect of exchange rate changes on cash and cash equivalents	(352)	-	-	9,059
Increase (decrease) in cash and cash equivalents	11,038	22,446	-	33,484
Cash and cash equivalents at beginning of the period	22,446	-	-	-
Cash and cash equivalents at end of the period	33,484	22,446	-	33,484

Supplementary information on financing activities not involving cash flows:

During December 2010, the Company issued 134,121 shares of common stock to its stockholders in respect of accounts payable in an amount of US$ 77,459.

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

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

Since its incorporation (April 1, 2009), the Company has not had any operations other than those carried out by Pimi Israel. The development and commercialization of Pimi Israel's products will require substantial expenditures. Pimi Israel and the Company have not yet generated sufficient revenues from their operations to fund the Group activities, and are therefore dependent upon external sources for financing their operations. There can be no assurance that Pimi Israel and the Company will succeed in obtaining the necessary financing to continue their operations. Since inception, the Company (and Pimi Israel) has incurred accumulated losses of US$ 5,007,417, stockholders' deficit of US$ 886,202 and cumulative negative operating cash flow of US$ 4,291,122.

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

The Company and Pimi Israel (collectively, the "Group") face a number of risks, including uncertainties regarding finalization of the development process, demand and market acceptance of the Group's products, the effects of technological changes, competition and the development of products by competitors. Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group's future results.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

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

	Year ended December 31,
	2012	2011	2010
Official exchange rate of NIS 1 to US dollar	0.268	0.262	0.282

B.	Principles of consolidation

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to the fair value estimate of the Series A Convertible preferred stock and to the going concern assumption.

D.	Cash and cash equivalents

The Group considers all short-term investments, which are highly liquid investments with original maturities of three months or less at the date of purchase, to be cash equivalents.

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

The Company accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes. However, the Company did not recognize such items in its financial statements for any of the reported periods and did not recognize any liability with respect to unrecognized tax positions in its balance sheets.

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

Severance expenses for the years ended December 31, 2012, 2011 and 2010, amounted to US$ 11,169, US$ 18,802 and US$ 8,485, respectively.

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

Royalty-bearing grants from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel (the "OCS") for funding approved research and development projects are recognized at the time Pimi Israel is entitled to such grants, on the basis of the costs incurred and included as a reduction of research and development costs. The cumulative research and development grants recognized since inception amount to US$ 121,753.

As of December 31, 2012, the Company has not accrued any royalties, since no revenues were recognized in respect of the funded projects.

L.	Loss per share

Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding during the year.

In computing diluted loss per share, basic losses per share are adjusted to reflect the potential dilution that could occur upon the exercise of options issued or granted using the treasury stock method and upon the conversion of convertible bonds and Series A Convertible preferred stock using the if-converted method. The effect of such exercise or conversion is considered dilutive in all the reported periods.

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

ASC Topic 825-10, "Financial Instruments" defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities balances, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

As described in Note 2R below, the Series A Convertible preferred stock represent a derivative liability and therefore are measured at fair value.

O.	Beneficial conversion feature on convertible bonds

The Company has considered the provisions of ASC Topic 815 - 40, "Derivatives and Hedging - Contracts in Entity's Own Equity", and determined that the embedded conversion feature should not be separated from the host instrument because it qualified for equity classification. Furthermore, the Company applied ASC Topic 470 - 20, "Debt - Debt with Conversion and Other Options" which clarifies the accounting for instruments with beneficial conversion features or contingency adjustable conversion ratios.

The beneficial conversion feature has been calculated by allocating the proceeds received in financing transactions to the convertible instrument and to any detachable warrants included in the transaction and by measuring the intrinsic value of the convertible instrument based on the effective conversion price as a result of the allocated proceeds.

The amount of the beneficial conversion feature with respect to convertible bonds was recorded as a discount on the convertible bonds with a corresponding amount credited directly to equity as additional paid-in capital. After the initial recognition, the discount on the convertible bonds was amortized as interest expenses over the term of the bonds.

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

As of December 31, 2012, the balance of Series A Convertible preferred stock was measured at fair value. The fair value measurement of such financial liability is classified as level 3.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

R.	Convertible preferred stock

The Company has considered the provisions of ASC Topic 815, "Derivatives and Hedging", and ASC Topic 470, "Debt" and determined that due to the conversion terms of the convertible preferred stock, they cannot be classified as equity instrument. Accordingly, the convertible preferred stock were classified as a derivative liability and measured at fair value through earnings. Costs incurred to issue the convertible proffered stock were expensed as incurred. See also Note 8.

S.	Concentrations of credit risk

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

T.	Recently issued accounting pronouncements

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

The adoption of ASU 2011-05 did not have a material impact on the consolidated financial statements.

2.	ASC Topic 210, “Balance Sheet”

In December 2011, the FASB issued Accounting Standard Update (ASU) 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with the Accounting Standards Codification or are subject to an enforceable master netting arrangement or similar agreement.

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

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

T.	Recently issued accounting pronouncements (cont.)

3.	ASU 2013-2

In February 2013, the FASB issued Accounting Standard Update No. 2013-02 “Comprehensive Income (Topic 220) “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income.

According to ASU 2013-02, significant items that are required under U.S. GAAP to be reclassified to net income in their entirety shall be presented by the respective line items of net income either on the face of the financial statements or in the footnotes. Items that are not required under U.S. GAAP to be reclassified to net income in their entirety, will be required to be cross-referenced to other disclosures required under U.S. GAAP that provide additional detail about those amounts.

ASU 2013-02 is effective for public entities prospectively for annual and interim reporting periods beginning after December 15, 2012 (fiscal year 2013 for the Company).

The adoption of ASU 2013-02 is not expected to have a material impact on the financial position or results of operations of the Company, but might result in disclosure of additional information about amounts reclassified out of accumulated other comprehensive income.

NOTE 3 - OTHER CURRENT ASSETS

	US dollars
	December 31,
	2012	2011

Prepaid expenses	15,950	11,610
Government Institutions	3,048	2,977
Others (*)	10,411	7,900
	29,409	22,487

(*) Related parties	6,458	3,585

NOTE 4 - PROPERTY AND EQUIPMENT, NET

	US dollars
	December 31,
	2012	2011

Computers	24,732	24,163
Furniture and office equipment	49,071	43,033
	73,803	67,196
Less – accumulated depreciation	(48,170)	(39,637)
	25,633	27,559

In the years ended December 31, 2012, 2011 and 2010, depreciation was US$ 7,368, US$ 8,693 and US$ 7,433, respectively, and additional equipment was purchased in an amount of US$ 4,870, US$ 1,709 and US$ 17,262, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 5 - ACCOUNTS PAYABLE

A.	Trade

	US dollars
	December 31,
	2012	2011

Open accounts	107,236	111,107
Checks payable	33,842	34,082
	141,078	145,189

B.	Other

	US dollars
	December 31,
	2012	2011

Employees and related institutions	48,136	38,842
Government Institutions	9,147	8,524
Accrued expenses	155,571	119,991
	212,854	167,357	(*)
(*) Related parties	96,004	65,729

NOTE 6 - LINE OF CREDIT

As of December 31, 2012, the Company has an unutilized credit line of approximately NIS 60.000 (US$ 16,073) with an Israeli Bank.

NOTE 7 - CONVERTIBLE BONDS

During 2010, the Company issued convertible bonds in the aggregated amount of US$ 159,808 to certain stockholder's which could be converted to common shares of the Company, at the price of US$ 1.35 per share.

The bonds bear interest of 8% per annum and their original maturity period was between April 29 to May 15 of fiscal year 2011.

In addition, the Company issued to their investor, detachable warrants to purchase 118,376 shares of common stock at an exercise price of US$ 1.35 per share. Such warrants were not exercised and expired during October-November 2011.

As a result of the above issuances, the Company recorded in 2010 a total amount of US$ 41,208 in respect of the detachable warrants and a total amount of US$ 41,207 as beneficial conversion feature in respect of the convertible bonds, as a credit to stockholders' equity (additional paid in capital). The fair value of the Warrants was determined using the Black-Scholes pricing model, assuming a risk free rate of 3%, a volatility factor of 50.00%, dividend yields of 0% and an expected life of 1.5 years.

On June 29, 2011, the holder of convertible bonds notified the Company that he decided not to exercise the conversion rights and asked for repayment of the bonds in cash. As of the date hereof, the Company is negotiating with the bonds holder, the terms of repayment of the bonds, which are represented as current liabilities in the balances as of December 31, 2012.

The Company continued to recognize interest expenses based on the terms described above, from the original maturity date until December 31, 2012.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 8 - SERIES A CONVERTIBLE PREFERRED STOCK

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

Upon the closing of the Company's next round of financing, provided such closing occurs within twelve (12) months following the execution of the Closing in which Subscribers receive the Series A Preferred Stock, and further subject to minimum proceeds of $2,000,000 being raised in such investment (the "Next Round of Financing"), the Series A Preferred Stock shall automatically be converted into fully paid, nonasseable shares of Common Stock, $0.01 par value per share, of the Company (“Common Stock”). The number of such Conversion Shares shall be determined by dividing the investment amount of the holder of the Series A Preferred Stock (the "Investment") by either (a) 80% of the closing price per share of the Company's common stock in Next Round of Financing or (b) dividing each holder’s Investment amount by $0.80, whichever is lower. In the event that the closing of the Next Round of Financing has not occurred by November 30, 2012 (see below), each share of Series A Preferred Stock shall automatically be converted into fully paid, nonassesable shares of Common Stock. Notwithstanding, the holders of Series A Preferred Stock shall be entitled to convert each share of the Series A Preferred Stock into fully paid, nonassesable share of Common Stock, at a price of $0.80 per share at any date before the automatic conversion mentioned above.

Initially all and any shares of Series A Preferred Stock had to be automatically converted to the Common Stock and canceled on November 30, 2012 (see below), and, if converted to the Common Stock on an earlier date, the shares so converted had to be canceled on the date of their respective conversion.

The Company resolved to extend the term of automatic conversion until March 9, 2013. On March 9, 2013 all and any shares of Series A Preferred Stock have been automatically converted into the Common Stock and cancelled, thereby, 782,500 shares of the Company’s Common Stock have been allocated and issued to former holders of Series A Preferred Stock.

As of December 31, 2012 and 2011, 600,000 Series A Preferred Stock were authorized for issuance and 62,600 and 0 were issued and outstanding, respectively.

At December 31, 2012, the Series A Preferred Stock were presented as a non-current liability and measured at fair value based on management's estimate.

See also Note 10A.

NOTE 9 - COMMITMENTS

A.	Pimi Israel is committed to pay royalties to the OCS on the proceeds from sales of products resulting from research and development projects in which the OCS participates by way of grants. In the first 3 years of sales the Company shall pay 3% out of the sales of the product which was developed under the research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% up to 100% of the amount of grants received plus interest at LIBOR. Pimi Israel was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the OCS. As of December 31, 2012, the contingent liabilities with respect to grants received from the OCS, subject to repayment under these royalty agreements on future sales is NIS 484,429 (US$ 121,753), not including interest.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9 - COMMITMENTS (cont.)

B.	The Company and its subsidiary currently lease office space at Kibbutz Alonim under a short-term operating lease. During the years 2012, 2011 and 2010, the Company paid an annual rent of NIS 10,798, NIS 10,624 and NIS 9,435, respectively. The operating lease is renewed each year and has been extended until December 31, 2013 and the Company pays monthly rent of US$ 1,000.

C.	Joint venture Agreement with Vegiesafe LLC

In January 2009, Pimi Israel entered in a Joint Venture Agreement ("JV") with Vegiesafe LLC ("Vegiesafe") a Limited Liability Company registered in the USA, and part of a group of companies engaged in consulting to mass-market retailers and major supermarket chains in North America.

The JV will market, sell and distribute Pimi Israel's products and technology throughout the USA on an exclusive basis, and throughout Canada and Mexico on a non-exclusive basis. Vegiesafe shall seek retailers and/or major distributors in the USA, who will recommend to its producer and/or suppliers to produce and supply the Isopropyl (N-3 – Chlorophenyl) carbamate (CIPC) free potatoes or CIPC free potato products. The exclusivity of the JV will be subject to fulfillment of certain trigger event and milestones of annual sales. Pimi Israel shall have 70% of the rights in the JV and will nominate two of its directors, and Vegiesafe will have 30% of the rights and will nominate one director. In May 2009 Pimi Israel and Vegiesafe mutually agreed that a trigger event as defined in the agreement, has occurred, thereby obligating, the continuation of the Joint Venture. Accordingly, Vegiesafe’s exclusivity was subject to the following milestones: Entering a CIPC free branding program with two retailers or distributors prior to September 2010; the treatment of 150,000 tons of potatoes in the season of 2011 (September 2011); the treatment of 350,000 tons of potatoes in the season of 2012 (September 2012). As of the date of these financial statements VegiSafe has not complied with the above milestones and the Company has not taken any actions against VegiSafe with this regard.

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

Commencing the inception of the JV and until December 31, 2012, the activities of the JV have not been material.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 - SHARE CAPITAL

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

NOTE 10 - SHARE CAPITAL (cont.)

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

Upon the adoption of the 2009 Share Incentive Plan, all options granted under the Pimi Israel Plan were replaced by options with similar terms, subject to the 2009 Share Incentive Plan on a 1 for 1 basis (561,191 options were replaced of which 124,709 options relate to non-employees).

The fair value of options granted under the plan was estimated at the date of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

Dividend yield (%)	0
Expected volatility (%) (*)	50
Risk free interest rate (%) (**)	3
Expected term of options (years) (***)	5-7
Exercise price (US dollars)	0.01/0.72/1.37
Share price (US dollars)	0.2/0.72/1.37
Fair value (US dollars)	0.19-0.7

(*)	Due to the very limited volume of trade of the Company's shares, the expected volatility was based on the historic volatility of public companies which operate in the same industry sector (agricultural chemical industry).

(**)	The risk free interest rate represents the risk free rate of US$ zero – coupon US Government Bonds.

(***)	Due to the fact that the Company did not have sufficient historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

Under the 2009 Share Incentive Plan Mr. Sivan is entitled to 280,000 options for 280,000 shares of the Company’s common stock, to be vested to him in three years, on each anniversary of commencement of his employment with the Company; 93,333 options annually. The exercise price per each common stock share is $0.8. The total non-compensation of this grant was US$ 98,841. See also Note 15.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 - SHARE CAPITAL (cont.)

B.	Stock-option plans (cont.)

The fair value of options granted during 2012 under the plan was estimated at the date of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

Dividend yield (%)	0
Expected volatility (%) (*)	50
Risk free interest rate (%) (**)	3
Expected term of options (years) (***)	6
Exercise price (US dollars)	0.8
Share price (US dollars)	0.73
Fair value (US dollars)	0.35

(*)	Due to the very limited volume of trade of the Company's shares, the expected volatility was based on the historic volatility of public companies which operate in the same industry sector (agricultural chemical industry).

(**)	The risk free interest rate represents the risk free rate of US$ zero – coupon US Government Bonds.

(***)	Due to the fact that the Company did not have sufficient historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

The non-cash compensation relating to options granted to employees and directors was US$ 35,794, US$ 5,554 and US$ 24,194 during the years ended December 31, 2012, 2011 and 2010, respectively (of which US$ 26,426, US$ 2,676 and US$ 17,467 was charged to research and development expenses, respectively and US$ 9,368, US$ 2,878 and US$ 6,727 was charged to general and administrative expenses, respectively).

As of December 31, 2012, there are 2,127,633 shares available for future grants under the 2009 Share Incentive Plan.

The following table presents a summary of the status of the grants to employees and directors as of December 31, 2012, 2011 and 2010:

	Number	Weighted average exercise price
Year ended December 31,	2 0 1 2

Balance outstanding at beginning of year	144,195	0.81
Granted	280,000	0.80
Exercised	-	-
Forfeited	-	-
Balance outstanding at end of the year	424,195	0.80
Balance exercisable at the end of the year	144,195	0.81

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 - SHARE CAPITAL (cont.)

B.	Stock-option plans (cont.)

	Number	Weighted average exercise price
Year ended December 31,	2 0 1 1

Balance outstanding at beginning of year	455,968	0.26
Granted	-	-
Exercised	(311,773)	0.01
Forfeited	-	-
Balance outstanding at end of the year	144,195	0.81
Balance exercisable at the end of the year	132,503	0.82

	Number	Weighted average exercise price
Year ended December 31,	2 0 1 0

Balance outstanding at beginning of year	467,658	0.29
Granted	-	-
Exercised	-	-
Forfeited	(11,690)	1.37
Balance outstanding at end of the year	455,968	0.26
Balance exercisable at the end of the year	346,846	0.28

The aggregate intrinsic value of the awards exercisable as of December 31, 2012 and 2011 is US$ 1,247 and US$ 9,047, respectively. The aggregate intrinsic value of the awards outstanding as of December 31, 2012 and 2011 is US$ 1,247 and US$ 9,977, respectively. These amounts represent the total intrinsic value, based on the Company's stock price of US$ 0.73 and US$ 0.8 as of December 31, 2012 and 2011, respectively, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Range of exercise prices	Outstanding at December 31,	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31,	Weighted average exercise price
US$	2012	years		2012
0.72	124,709	5.86	0.72	124,709	0.72
1.37	19,486	6.5	1.37	19,486	1.37
0.80	280,000		0.80	-	0.80
	424,195			144,195

Range of exercise prices	Outstanding at December 31,	Weighted average remaining contractual life	Weighted average exercise price	Exercisable at December 31,	Weighted average exercise price
US$	2011	years		2011
0.72	124,709	6.86	0.72	113,017	0.72
1.37	19,486	7.5	1.37	19,486	1.37
	144,195			132,503

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 - SHARE CAPITAL (cont.)

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

NOTE 10 - SHARE CAPITAL (cont.)

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

The non-cash compensation relating to options granted to consultants was US$ 20,432 during the years ended December 31, 2011 and 2010, for each year. The consulting services were terminated during 2011 and all options nonvested till that date forfeited.

F.	On March 31, 2010, the Company issued 30,000 shares of its common stock to Lampost Capital LLC (the "advisor") in consideration for the financial advisory services that will be rendered to the Company commencing March 1, 2010 and until December 31, 2010.

G.	On August 24, 2010, the Company closed a private placement of 335,108 shares of common stock and warrants to purchase 335,108 shares of common stock to 11 investors, all of whom are existing stockholders of the Company, for aggregate proceeds of US$201,066 pursuant to a Securities Purchase Agreement and Warrant Agreement. Each unit of the Offering was offered at a purchase price of US$0.60 per Unit, and consisted of one share of common stock and one warrant, exercisable at US$0.90 for a period of two years. In addition, the Company issued 50,000 shares to the service providers who dealt with these transactions.

H.	During 2010, the Company issued an aggregate number of 129,013 shares of common stock for certain of its stockholders as a payment for services rendered to the Company in the past, in a total amount of 77,408 (US$ 0.6 per one share of common stock).

I.	On December 28, 2010, the Company entered into an Agreement with a California private company (the "Investor"). Pursuant to the Agreement, the Investor invested a total aggregate sum of US$150,000, at a purchase price of US$0.80 per share, and the Company issued 187,500 shares of its common stock to the Investor (62,500 shares were issued in January 2011 for US$50,000, 62,500 shares were issued in February 2011 for US$50,000 and 62,500 were issued in March 2011 for US$50,000) . For each share of Common Stock purchased, the Investor received a warrant, having an exercise price of US$0.80, exercisable for a period of three years from the date of issuance.

J.	On January 24, 2011, the Company entered into an Agreement with an individual residing in Israel and Israeli private investment company (the “Investors”). Pursuant to the Agreement, the Investors invested a total aggregate sum of US$500,000, at a purchase price of US$0.80 per share, and the Company issued 625,000 shares of its common stock to the Investors (62,500 shares were issued in January 2011 for US$50,000, 62,500 shares were issued in February 2011 for US$50,000, 62,500 were issued in March 2011 for US$50,000, 312,500 were issued in April 2011 for US$250,000 and 125,000 were issued in May 2011 for US$100,000). For each share of common stock purchased, the Investors received a warrant with an exercise price of US$0.80, exercisable until December 31, 2012. The Company extended this warrant until December 31, 2013. In the event the investor invests and/or causes to investment of additional $50,000, the Company shall extend this warrant until December 31, 2014.

K.	On March 2, 2011, the Company entered into subscription agreements with 4 individuals residing in Israel for the total sum of US$100,000 at a purchase price of US$0.80 per share. For each share of common stock purchased, the investor received a warrant with an exercise price of US$0.80, exercisable until March 2, 2013.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10 - SHARE CAPITAL (cont.)

L.	On April 12, 2011 the Company entered into subscription agreements with an individual and two companies all of which are Israeli residents, under which the company issued 56,250 common stock shares for the total sum of $45,000 (a purchase price of $0.80 per share). For each share of Common Stock purchased, the Company issued a warrant with an exercise price of $0.80, exercisable until April 12, 2013.

M.	On June 6, 2011, the Company paid to a service provider (an Israeli citizen), $50,000 in cash and 62,500 of its common stock shares (representing a fair value of $50,000) as a finder's fee for services rendered by such service provider in connection with several equity investments accrued during 2011, described in L, above.

N.	On June 6, 2011, as a result of options exercised, the Company issued, under the 2009 Share Incentive Plan, to a Trust Company, which holds the shares in trust for the CEO, Mr. Youval Saly, 311,773 common stock shares for the total sum of $3,118 (an exercise price of $0.01 per share).

O.	On September 1, 2011, the Company entered into subscription agreements with an individual residing in Israel, under which the Company issued 12,500 common stock shares for the total sum of US$ 10,000 (a purchase price of US$ 0.80 per share). For each share of Common Stock purchased, the Company issued a warrant with an exercise price of US$ 0.80, exercisable until September 1, 2014.

P.	On March 8, 2012 the Company entered into subscription agreement with one individual residing in Israel for the total sum of US$10,000 at a purchase price of $0.80 per share. For each share of Common Stock purchased, the investor or a third party on his behalf received a warrant with an exercise price of $0.80, exercisable until March 2, 2014.

Q.	On December 23, 2012, , the Company issued to a third party a warrant to purchase 56,250 shares of their common stock with an exercise price of $0.80, exercisable until April 11, 2014, as a fee for such party’s investments’ finding services

R.	See Note 8.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 11 - RESEARCH AND DEVELOPMENT EXPENSES

	US dollars
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) until December 31,
	2012	2011	2010	2012

Salaries and related expenses	357,042	347,198	252,170	2,021,110
Professional fees	40,816	10,075	69,208	561,763
Materials	137,902	207,367	158,990	784,771
Depreciation	6,445	6,710	5,646	40,242
Travel expenses	27,643	10,374	7,165	236,433
Vehicle maintenance	86,494	73,476	43,368	464,290
Office maintenance and other	32,728	43,100	30,568	253,030
	689,070	698,300	567,115	4,361,639
Less: Grants from the OCS (*)	-	-	-	(121,753)
	689,070	698,300	567,115	4,239,886

(*)	See Note 9A.

NOTE 12 - GENERAL AND ADMINISTRATIVE EXPENSES

	US dollars
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) until December 31,
	2012	2011	2010	2012

Salaries and related expenses	50,505	41,263	33,921	501,636
Professional fees	237,966	253,563	236,218	1,007,536
Depreciation	923	1,983	1,787	6,811
Office maintenance and other	5,661	2,171	8,573	309,874
	295,055	298,980	280,499	1,825,857

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 13 - INCOME TAX

A.	Measurement of results for tax purposes under the Israeli Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustment Law”)

Commencing January 1, 2008, results of operations of Pimi Israel for tax purposes are measured on a nominal basis.

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

As at December 31, 2012, the company and Pimi Israel has loss carry forward balances for income tax purposes of nearly US$ 0.5 million and US$ 4.8 million, respectively, that are available to offset future taxable income, if any.

E.	The following is reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	US dollars
	Year ended December 31,
	2012	2011	2010
Pretax loss	(695,742)	(606,866)	(629,038)
Federal tax rate	35%	35%	35%
Income tax computed at the ordinary tax rate	243,510	212,403	220,163
Non-deductible expenses	(1,104)	(1,139)	(1,139)
Stock-based compensation	(8,949)	(7,570)	(14,374)
Tax in respect of differences in corporate tax rates	(69,574)	(55,144)	(62,904)
Losses and timing differences in respect of which no deferred taxes were generated	(163,883)	(148,550)	(141,746)
	-	-	-

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 13 - INCOME TAX (cont.)

F.	Deferred taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Group's future tax assets are as follows:

	US dollars
	Year ended December 31,
	2012	2011	2010
Composition of deferred tax assets:
Provision for employee related obligation	29,116	20,153	30,022
Non-capital loss carry forwards	1,222,836	1,030,433	1,005,347
Valuation allowance	(1,251,952)	(1,050,586)	(1,035,369)
	-	-	-

NOTE 14 - LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year.

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the years ended December 31, 2012, 2011 and 2010, are as follows:

	US dollars
	Year ended December 31,
	2012	2011	2010
Net loss used for the computation of loss per share	(695,742)	(606,866)	(629,038)

	Number of shares
	Year ended December 31,
	2012	2011	2010
Weighted average number of shares used in the computation of basic and diluted earnings per share	8,550,983	8,290,381	6,764,020
Total weighted average number of ordinary shares related to outstanding options, warrants and shares to be issued upon conversion of the convertible preferred stock excluded from the calculations of diluted loss per share (*)	1,056,214	144,195	455,968

(*)	The effect of the inclusion of option, warrants, convertible bonds and convertible preferred stock in 2012, 2011 and 2010 is anti-dilutive.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 15 - RELATED PARTIES

A.	On July 12, 2004, Nir Ecology Ltd. ("Nir", a shareholder of the Company), and Machteshim Chemical Works Ltd. ("Machteshim") entered into an agreement (the "Assignment Agreement"), under which Machteshim transferred to Pimi Israel, all of its rights in the know-how and/or information relating to the product known as MC-10, which is the previous name of the Pimi Israel's product SpuDefender (the "Product"). In addition, Machteshim transferred to Pimi Israel all the rights in the patents and/or patent requests and/or licenses and/or documents related to the Product. Under the Assignment Agreement, Machteshim undertook to register, at its own expense, all the rights in the patent and/or patent request, relating to the Product, in the countries set out in an appendix to Assignment Agreement. If Machteshim does not register the patents, it was agreed that Machteshim will transfer all the required documents to Nir, or any party on its behalf, and Nir, or any party on its behalf, shall carry out the registration. Under an agreement dated, November 11, 2005 between Nir and Pimi Israel, Nir declared and confirmed that the know-how and patents and patent application and/or licenses relating to the Product which were transferred to Pimi Israel from Machteshim under the Assignment Agreement (the "Intellectual Property") belong exclusively to Pimi Israel except for the right of use of the Intellectual Property for water treatment applications which was granted irrevocably and exclusively on a world-wide basis to Nir or to its controlling stockholders (or any company in which Nir’s controlling stockholders have an interest). Nir undertook to sign all necessary documents for the completion of the assignment of the Intellectual Property to Pimi Israel.

B.	Nir is the agent with respect to the region of the State of Israel for raw materials utilized by Pimi Israel in the formulation of its products. During the development stage of its formulation, Pimi Israel imported to Israel the raw materials in order to formulate its products. During the years 2012, 2011 and 2010 Nir has rendered Pimi Israel for materials and services related to importation of Hazard Materials in a total sum of NIS 31,167 (US$ 8,095), NIS 150,343 (US$41,971) and NIS 73,000 (US$20,408), respectively.

C.	Mr. Nimrod Ben Yehuda and Mr. Eitan Shmueli (the controlling shareholder of Omdan Consulting and Instructions Ltd. ("Omdan"), one of the stockholders of the Company), have guaranteed to Bank Hapoalim the line of credit to Pimi Israel.

D.	Pimi Israel entered into an Employment Agreement on November 27, 2006 with Mr. Yuval Saly regarding his employment as the CEO of Pimi Israel. On October 29, 2008, Pimi Israel entered into an Addendum to the Employment Agreement under which Mr. Saly is entitled to total compensation of NIS 50,000 (US$13,086) plus VAT per month from the month of October 2008. This consideration is paid against VAT receipts and covers all social benefits, car maintenance and cellular phone expenses of Mr. Saly. Mr. Saly has taken upon himself the payment for the social security, the pension fund and any other social insurance and benefits.

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

Furthermore, as of November 2011, Pimi Israel and Mr. Saly agreed on a reduction of fifty percent (50%) of Mr. Saly's compensation, for a period of two (2) upcoming months. Within the period commencing January 2012 through August 2012 (three months following the effective date of cessation of employment), Mr. Saly's compensation is NIS 50,000 (US$ 13,086), per month.

Pimi Israel paid Mr. Saly the total sum of NIS 388,333 (US$ 100,866), NIS 550,000 (US$153,541) and NIS 418,212 (US$112,121) in 2012, 2011 and 2010, respectively, as consideration under his employment agreement.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 15 - RELATED PARTIES (cont.)

D.	(cont.)

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

E.	According to an agreement dated November 13, 2005, as amended on November 16, 2006, and of April 28, 2009, Mr. Ben Yehuda has been appointed as Pimi Israel's CTO. Mr. Ben Yehuda is entitled to a monthly gross salary of NIS 25,000 (US$6,543), plus benefits such as executive insurance, education fund at the rate of 10% (7.5% contribution by the Company), and disability insurance. Furthermore, Mr. Ben Yehuda is entitled to a credit card for approved expenses, including traveling expenses, a fully paid rental car (including taxes assessed for private use) and a mobile phone which will be fully covered by the Company.

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

As of January 2012 Mr. Ben Yehuda's salary is NIS 25,000 (US$6,543), per month.

Pimi Israel paid Mr. Ben Yehuda the total sum of NIS 398,270 (US$ 103,447), NIS 403,298 (US$ 112,587) and NIS 335,337 (US$89,913) in 2012, 2011 and 2010, respectively.

F.	Pimi Israel has entered into a Personal Service Agreement in November 2008 with accountant Avi Lifshitz. Mr. Lifshitz and Ad Wise Ltd., a company under the control of Mr. Lifshitz ("Ad Wise"), under which Ad Wise and Mr. Lifshitz will provide the Company CFO services and shall be entitled together to a total consideration for such services of NIS 10,000 (US$2,617) plus VAT per month as from October 2008 and starting July 1, 2009 additional NIS 1,667 (US$436) per month. Until the date of which Pimi Israel raises capital from an external investor for a sum exceeding US$1,000,000, Pimi Israel shall pay Mr. Lifshitz and Ad Wise, on behalf of the consideration, a sum of NIS 5,000 (US$1,309) plus VAT per month, and the balance of the consideration shall accrue to the credit of Mr. Lifshitz and Ad Wise and shall be paid to them after the raising of capital as aforesaid. The unpaid balance of this amount is US$31,577 as of December 31, 2011.

Furthermore, as of November 2011, Pimi Israel and Mr. Lifshitz agreed on a reduction of fifty percent (50%) of Mr. Lifshitz’s compensation, for a period of two (2) upcoming months. As of January 2012 Mr. Lifshitz’s compensation is NIS 10,000 (US$ 2,617), per month.

Pimi Israel expenses with regard to Mr. Lifshitz engagement amounted to the total sum of NIS 118,788 (US$ 30,854), NIS 116,341 (US$ 32,478) and NIS 132,281 (US$ 35,464) in 2012, 2011 and 2010, respectively.

In addition, the CFO was granted 62,355 options for 62,355 Company shares to be vested over 16 quarters commencing October 1, 2008, with 3,897 shares vesting each quarter. The exercise price per ordinary share is US$0.72.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 15 - RELATED PARTIES (cont.)

G.	In August 2010, the Company entered into an oral agreement with Mr. Alon Carmel, who serves as the Company's Chairman of the Board and is one of its major stockholders, pursuant to which Mr. Carmel (or a company under his control) will receive US$3,000 per month in consideration for services rendered as Chairman of the Board.

Furthermore, as of November 2011, Pimi Israel and Mr. Carmel agreed on a reduction of fifty percent (50%) of Mr. Carmel compensation, for a period of two (2) upcoming months. As of January 2012 Mr. Carmel's compensation is NIS 11,463 (US$ 3,000), per month.

The Company paid Mr. Carmel the total sum of NIS 158,615 (US$ 41,199) and NIS 97,628 (US$ 27,254) in 2012 and 2011 respectively. See also Note 9J.

H.	On May 23, 2012 (the “Effective Date”) the Company entered into an Employment Agreement (the “Agreement”) with Mr. Ami Sivan, dated May 15, 2012, pursuant to which Mr. Sivan shall serve as CEO of the Company. Pursuant to the Agreement, Mr. Sivan shall designate eighty percent of his time towards the business and affairs of the Company and its subsidiary. For each of the six months following the Effective Date (the “Initial Period”) Mr. Sivan shall be paid a monthly gross salary of NIS 25,000 (US$ 6,697). Thereafter, Mr. Sivan shall be paid a monthly gross salary of NIS 27,500 (US$ 7,367). In addition, Mr. Sivan shall be reimbursed for certain ongoing professional expenses. In September 2012 we agreed with Mr. Sivan on reduction of NIS 10,000 of his monthly salary. In 2012 Pimi has paid Mr. Sivan the total sum of NIS 245,194 (US$ 63,687), as consideration under his employment agreement.

In addition under the 2009 Share Incentive Plan Mr. Sivan is entitled to 280,000 options for 280,000 shares of the Company’s common stock, to be vested to him in three years, on each anniversary of commencement of his employment with the Company; 93,333 options annually. The exercise price per each common stock share is $ 0.8.

I.	Legal Services

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

Sadot & Co. Law offices has received fees from Pimi Israel (as legal fees), NIS 198,260 (US$ 51,496), NIS 155,599 (US$ 43,438) and NIS 95,062 (US$25,486), in 2012, 2011 and 2010, respectively.

See also Note 9H.

NOTE 16 - SUBSEQUENT EVENTS

A.	See Note 8.

B.	On March 13, 2013, An individual was granted 48,000 options for 48,000 shares of Common stock to be vested over 12 quarters, 4,000 options each quarter, commencing on March 1, 2013. The exercise price per each common stock share is US$ 1.00.

=============================

===============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2012.

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

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by COSO, our management has concluded that our company has a material weakness in internal control over financial reporting as of December 31, 2012. The weakness exists with regard to segregation of duties, in that one employee does the accounting, accounts payable and banking transactions. Additionally, the Company does not have an audit committee to oversee the financial reporting and disclosure process. As a result, our internal controls were not effective at December 31, 2012.

Evaluation of the Company’s Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of December 31, 2012, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of December 31, 2012. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position
Alon Carmel	57	Chairman of the Board
Ami Sivan	60	Chief Executive Officer
Avi Lifshitz	55	Chief Financial Officer
Nimrod Ben Yehuda*	60	Chief Technology Officer, Director
Doron Shorrer	59	Director

* Aside from Mr. Nimrod Ben Yehuda, there is no other director who is also an officer or employee of the Company.

Alon Carmel

Mr. Alon Carmel is the Chairman of the Board of Directors, and has served as such since September 2008. Alon Carmel co-founded Spark Networks (AMEX:LOV) in 1998, which created and runs such websites as JDate.com, Cupid.co.il, AmericanSingles.com, among others. Prior to co-founding Spark Networks, Mr. Carmel enjoyed a successful career in real estate from 1983 until 1991. Since leaving Spark Networks in 2005, Mr. Carmel has invested in a wide range of early stage start-ups which are mainly internet technologies. He is a graduate of the Technion Institute, Haifa, Israel as practical civil engineer. Mr. Carmel is also member of the board of Spateva LTD, InterLogic LTD, Pipl Search LTD, My League LTD, Alefo Interactive LTD., Audiogate Technologies LTD, Clicknlink.com Inc., Jlove LLC and Rodeo Consulting LLC.

Ami Sivan

Mr. Ami Sivan is our Chief Executive Officer, and joined the Company in May 2012. Mr. Sivan, a former pilot in the Israeli air force and an agronomist, was employed by Mehadrin Group Israel (“Mehadrin”) between 1984-2011. During that time, Mr. Sivan served as the CEO of Pri-or Ltd., an agricultural arm of Mehadrin, 2000-2001, and served as the CEO of Mehadrin Tnuport Export (a subsidiary of Mehadrin) from 2001-2006. Mr. Sivan has substantial experience in managing the marketing and packaging of citrus fruits and other agricultural products. Mehadrin Group Israel is an existing customer of the Company. In 2011, Mr. Sivan founded AMC Israel Farming, a member of AMC, a Spanish agriculture and marketing company.

Avi Lifshitz

Mr. Avi Lifshitz is our Chief Financial Officer, and brings to Pimi more than 25 years of experience in accounting, finance and business management. Mr. Lifshitz is serving for 19 years as CFO of Jordan Valley Semiconductors Ltd. which is preparing its financial statement in accordance with the US GAAP. He is the Secretary of Jordan Valley Semiconductors UK Ltd. and Jordan Valley Semi Conductors Gmbh (Germany) and Jordan Valley Semiconductors Taiwan Ltd. (Taiwan). He has joined Meiri-Lifshitz Accounting firm in 1990 and is a partner since then. Mr. Lifshitz is a director in Bede Scientific Inc (US), in Efrat Consultants Ltd. (ISR) and in Ed-Wise Ltd (ISR). Mr. Lifshitz taught at the Technion-Israel Institute of Technology where he won an award for excellence in 1998. He is certified as a public accountant in Israel, and holds a B.A. in economics and accounting from Haifa University.

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

Doron Shorrer

Mr. Doron Shorrer is a member of our Board of Directors. Mr. Shorrer is also currently Chairman and CEO of Shorrer International Ltd. (Investment and financial consulting) and he serves in such capacities since 1998. He is a member of the board of Bank Massad Ltd (banking), Ofek Cooperative for Capital Management Ltd (banking) and a member of the board of Omer Insurance Company in Israel since 2008. Between 2005 and 2007 Mr. Shorrer served as a Chairman of Lito Group (industrial). From 2003 until 2006 Mr. Shorrer was the Chairman of Pluristem Life System, Inc. (bio-technology) (traded on NASDAQ), and he still serves as member of the board of this company. Between 2004 and 2005 Mr. Shorrer served as the Deputy Chairman of Milomor (construction), and between 2002 and 2004 Mr. Shorrer served as Chairman of the Israeli Phoenix Insurance Company. Mr. Shorrer holds a BA in Economics and Accounting and an MA in Business Administration from the Hebrew University of Jerusalem; He is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, whose total annual salary and bonus for the years ended December 31, 2012 and 2011 exceeded $100,000:

SUMMARY COMPENSATION TABLE
Name and principal position		Salary	Bonus	Stock Awards		Option awards (4)	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation	Total
	Year	($)	($)	($)		($), (a)	($)	($)	($)	($)

Youval Saly,	2011	153,541	-	-	(6)	2,147	-	-	-	155,688
Chief Executive Officer (1)	2012	100,866				-				100,866

Ami Sivan,	2011	-				-				-
Chief Executive Officer (2)	2012	63,687				35,235				98,922

Avi Lifshitz,	2011	32,478	-	-	(7)	2,341	-	-	-	34,819
Chief Financial Officer (3)	2012	30,854	-	-	(7)	559	-	-	-	31,413

Nimrod Ben-Yehuda,	2011	112,587	-	-		-	-	-	15,335	127,922
Chief Technology Officer (4)	2012	103,447	-	-		-	-	-	4,438	107,885

Alon Carmel	2011	27,254								27,254
Chairman of the BOD (8)	2012	41,199								41,199

(1) Mr. Saly has ceased his role as CEO of the Company on May 23, 2012 and has ceased to be employed by us on August 23, 2012.
(2) Mr. Sivan commenced his employment with us on May 23, 2012.
(3) Mr. Lifshitz was employed by us in November 2008.
(4) Mr. Ben Yehuda began his employment with us in 2005.

(5) For the assumptions made in the valuation of the options see note 10B to the financial statements.

(6) Mr. Saly was granted 311,773 options for 311,773 Common Stock shares that were vested in 16 quarters starting as of December 2007, each quarter 19,486 shares.

(7) Mr. Lifshitz was granted 62,355 options for 62,355 Common Stock shares that were vested in 16 quarters starting as of October, 2008 each quarter 3,897 shares.

(8) Mr. Alon Carmel commenced to receive compensation as of August 1, 2010. For further details regarding Mr. Carmel’s compensation, please see “Relationship with Shareholders” section below.

Ami Sivan – CEO

On May 23, 2012 (the “Effective Date”) the Company entered into an Employment Agreement (the “Agreement”) with Mr. Ami Sivan, dated May 15, 2012, pursuant to which Mr. Sivan shall serve as CEO of the Company. Pursuant to the Agreement, Mr. Sivan shall designate eighty percent of his time towards the business and affairs of the Company and its subsidiary. For each of the six months following the Effective Date (the “Initial Period”) Mr. Sivan shall be paid a monthly gross salary of twenty five thousand (25,000) NIS. Thereafter, Mr. Sivan shall be paid a monthly gross salary of 27,500 NIS. In addition, Mr. Sivan shall be reimbursed for certain ongoing professional expenses. In September 2012 we agreed with Mr. Sivan on reduction of $2,500 of his monthly salary. In 2012 Pimi has paid Mr. Sivan the total sum of 245,194 NIS ($63,687), as consideration under his employment agreement.

In addition under the 2009 Share Incentive Plan Mr. Sivan is entitled to 280,000 options for 280,000 shares of the Company’s common stock, to be vested to him in three years, on each anniversary of commencement of his employment with the Company; 93,333 options annually. The exercise price per each common stock share is $0.8.

Youval Saly – Former CEO

Pimi entered into an Employment Agreement on November 27, 2006 with Mr. Saly. On October 29, 2008, we entered into an Addendum to the Employment Agreement. Mr. Saly is entitled to total compensation of 50,000 NIS ($13,086) plus VAT per month starting October 2008. This consideration is paid against VAT receipt and covers all social benefits, car maintenance and cellular phone expenses of Mr. Saly. Mr. Saly has taken upon himself the payment for the social security, the pension fund and any other social insurance and benefits. On August 2010, we agreed with Mr. Saly we would pay him 30,000 NIS ($7,851) per month and then he could work at another job until we raise additional funds. On February 2011 we agreed to raise his payment to 40,000 NIS ($10,468) per month, and on March 2011 we agreed with him he will return to full time job (180 hours per month) and he will be paid 50,000 NIS ($13,086) per month. Further on, as of November 2011, we agreed on reduction of fifty percent (50%) of Mr. Saly's monthly compensation, for a period of two (2) upcoming months. Within the period commencing January 2012 and until August 23, 2012 (three months following the effective date of cessation of his employment) Mr. Saly's monthly compensation was 50,000 NIS. Pimi has paid Mr. Saly the total sum of 388,333NIS ($100,866) and 550,000 NIS ($153,541) in 2012 and 2011 respectively, as consideration under his employment agreement.

In addition under the 2009 Share Incentive Plan Mr. Saly was entitled to 311,773 options for 311,773 shares of the Company’s common stock, which were vested to him in 16 quarters starting as of December 2007; 19,486 options each quarter. The exercise price per each common stock share was $0.01. On June 15, 2011 Mr. Saly has exercised the options and received 311,773 shares of Common Stock of the Company.

Nimrod Ben Yehuda - CTO

According to an agreement dated November 13, 2005, as amended on November 16, 2006, and of April 28, 2009, Mr. Ben Yehuda has been appointed as Pimi's CTO. Mr. Ben Yehuda is entitled to a monthly gross salary of 25,000 NIS ($6,543), plus benefits such as executive insurance, education fund at the rate of 10% (7.5% contribution by us), and disability insurance. Furthermore, Mr. Ben Yehuda is entitled to a credit card for approved expenses, including traveling expenses, a fully paid rental car (including taxes assessed for private use) and a mobile phone which will be fully covered by the Company. Mr. Ben Yehuda devotes approximately 180 hours a month in connection with his full-time employment with the Company, and devotes 100% of his working time to the business and affairs of the Company. On August 2010 we agreed with Mr. Ben Yehuda that his gross salary will be reduced to 15,000 NIS ($3,927) per month until additional funds will be raised. On February 2011, we agreed with Mr. Ben Yehuda that his salary will be set again to 25,000 NIS ($6,543) per month. In November 2011 we agreed on reduction of fifty percent (50%) percent of Mr. Ben Yehuda's salary for a period of two (2) upcoming months. Between January 1st and August 31st, 2012 Mr. Ben Yehuda's monthly gross salary was 25,000 NIS. In September 2012 we agreed with Mr. Ben Yehuda on reduction of 10,000 NIS of his monthly salary. Pimi has paid Mr. Ben Yehuda the total sum of 415,358 NIS ($107,885) and 458,228 NIS ($127,922) in 2012 and 2011, respectively.

Avi Lifshitz - CFO

Pimi has entered into a Personal Service Agreement in November 2008 with accountant Mr. Avi Lifshitz and Ad wise Ltd., a company under the control of Mr. Lifshitz ("Ad wise"), under which Ad Wise and Mr. Lifshitz are entitled together to a total consideration of 10,000 NIS ($2,617) plus VAT per month as from October 2008, and to additional 1,667 NIS ($436) per month, commencing July 1, 2009. Unless Pimi raises capital from an external investors in a sum exceeding $1,000,000, Pimi shall pay Mr. Lifshitz and Ad wise, on behalf of the consideration, a monthly sum of 5,000 NIS ($1,309) plus VAT, and the balance of the consideration shall accrue for the benefit of Mr. Lifshitz and Ad wise and shall be paid to them following the aforesaid raising of capital. The consideration to Mr. Lifshitz is paid as salary and the consideration to Ad wise is paid against VAT receipt. In November 2011 we agreed on reduction of fifty percent (50%) of Mr. Lifshitz's monthly compensation for a period of two (2) upcoming months. The consideration covers taxes, national insurance, pension fund and/or any other social insurance and/or benefits, car maintenance and cellular phone expense. In September 2012 we agreed with Mr. Lifshitz and Ad wise on reduction of 10,000 NIS of their monthly consideration. Pimi expenses under this Personal Service Agreement amounted to the total sum of 118,788 NIS ($30,854) and 116,341 ($32,478) in 2012 and 2011, respectively. Mr. Lifshitz's works approximately 36 hours a month in connection with the business and affairs of the Company and his position is considered to be part-time. Mr. Lifshitz devotes approximately 20% of his working time to the business of the Company.

In addition under the 2009 Share Incentive Plan Mr. Lifshitz was entitled to 62,355 options for 62,355 shares of the Company’s common stock which were vested to him in 16 quarters commencing as of October 1, 2008; 3,897 options each quarter. The exercise price per each Ordinary share is U.S $0.72 per share.

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

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 12, 2013, and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 12, 2013. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

Name and address of owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Alon Carmel (3) c/o Pimi Agro CleanTech, Inc. Kibbutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chairman of the Board	2,512,895	26.91%

Doron Shorrer c/o Pimi Agro CleanTech, Inc. Kibbutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Director	83,725(4)(5)	0.89%

Avi Lifshitz c/o Pimi Agro CleanTech, Inc. Kibbutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Financial Officer	62,355(8)	0.66%

Nimrod Ben-Yehuda (3)(6) c/o Pimi Agro CleanTech, Inc. Kibbutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Technology Officer, Director	1,443,075	15.45%

All Officers and Directors As a Group (4 persons)	Common Stock		4,102,050	43.94%

Omdan Consulting and Instructing Ltd (3) (7) 44 Nachal Amud St. Ramat- Hasharon, Israel, 47204	Common Stock	Shareholder	930,533	9.96%

M.Y.A.SH. Entrepreneurship & Projects Ltd.	Common Stock	Shareholder	875,000(9)	9.37%

(1)	This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.
(2)	Applicable percentage ownership is based on 9,336,487 shares of Common Stock outstanding as of March 12, 2013, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 12, 2013, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of March 12, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	For the terms of Voting Agreement between Alon Carmel, Nir Ecology and Omdan Consulting and Instruction Ltd see Certain Relationship and Related Transactions.
(4)	This number is comprised of 52,548 shares owned by Shorrer International Ltd., a company which is to the best of the Company’s knowledge under the control of Mr. Shorrer, and 31,177 options which became vested under Mr. Shorrer’s option agreement.
(5)	On March 12, 2013 Mr. Shorrer was granted 48,000 options for 48,000 shares of Common stock to be vested over 12 quarters, 4,000 options each quarter, commencing on March 1, 2013. The exercise price per each common stock share is $1.00.

(6)	The shares are owned by Nir Ecology Ltd, a company under the control of Mr. Ben Yehuda and are held in trust for Nir Ecology by a trustee.
(7)	A company owned by Mr. Eitan Shmueli and his wife Mrs. Vivy Shmueli. Mr. Shmueli was the Co-Founder of Pimi Israel and serves as Pimi’s legal Advisor in Israel. This number is comprised of 854, 762 shares and 25,000 warrants owned by Omdan, and 50,771 shares owned by Mr. Eitan Shmueli, which were purchased on December 30, 2010. The shares owned by Omdan and Mr. Shmueli are held by trustees.
(8)	This number represents the amount of options which became vested under Mr. Lifshitz’ option agreement.
(9)	This number is comprised of 437,500 shares of our common stock owned by M.Y.A.SH. Entrepreneurship & Projects Ltd. and warrants to purchase 437,500 shares of our common stock, exercisable until 31.12.2013, exercise price of $0.8 per each common stock share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Shareholder Agreement

Our shareholders Alon Carmel ("Carmel"), Omdan Consulting and Instructing Ltd. a company under the control of Advocate Eitan Shmueli and his wife Mrs. Vivy Shmueli ("Omdan"), Nir Ecology Ltd. ("Nir") a company under the control of Mr. Nimrod Ben Yehuda our CTO, by Ashdor Asset Management and Trust Ltd. (that held the shares in trust for Nir) (collectively the "Shareholders"), entered into an agreement on February 24, 2009 (the "Shareholders Agreement"). Under the Shareholders Agreement, the Shareholders have agreed to vote their shares in the annual general meeting of the shareholders. Omdan and Nir will vote for 2 directors which will be proposed by Mr. Carmel. Mr. Carmel and Nir will vote for one director which will be proposed by Omdan, and Mr. Carmel and Omdan will vote for one director which will be proposed by Nir. The parties agreed that in case Mr. Carmel holds less than 15% but more than 7.5% of Pimi's outstanding share capital, Omdan and Nir shall vote for only one director which will be proposed by Mr. Carmel. In case the holdings of any party are less than 7.5% of Pimi's outstanding share capital, other two parties will not be obligated to vote for the director proposed by such party. In case the number of directors appointed by the parties is more than 4 directors, the parties will appoint an even number of directors. In case six directors are to be appointed, Mr. Carmel will propose the fifth director and Omdan and Nir will vote for him, Nir will propose the sixth director and Mr. Carmel and Omdan will vote for him. In case eight directors are to be appointed, Mr. Carmel will propose the seventh director and Omdan and Nir will vote for such director. Omdan will propose the eighth director and Mr. Carmel and Nir will vote for him. In case there is no unanimous consent between the Shareholders with regard to the identity of an external director, the Shareholders will vote against the appointment of such external director at any general meeting it is presented for approval. In an addendum to the Shareholders Agreement dated April 23, 2009, Nir and Omdan agreed that in case of liquidation of the Company or a sale of the majority of its shares to an investor (collectively, the “Sale”) under which Carmel will receive consideration of less than $965,000, they will pay to Carmel the balance up to $965,000, out of the sum they have received under the Sale.

Relationship with Shareholders

On July 12, 2004 Nir and Machteshim Chemical Works Ltd. ("Machteshim") entered into an agreement (the "Assignment Agreement"), under which Machteshim transferred to Pimi Israel, all of its rights in the know-how and/or information relating to the product known as MC-10, which is the previous name of the Pimi Israel's product SpuDefender™ (the "Product"). In addition, Machteshim assigned to Pimi Israel all the rights in the patents and/or patent applications and/or licenses and/or documents related to the Product. Under the Assignment Agreement, Machteshim undertook to register, at its own expense, all the rights in the patent and/or patent application, relating to the Product, in the countries set out in an appendix to Assignment Agreement. If Machteshim does not register the patents, it will transfer all the required documents to Nir, or any party on its behalf, and Nir, or any party on its behalf, shall carry out the registration. Under an agreement dated November 11, 2005 between Nir and Pimi Israel, Nir declared and confirmed that the know-how and patents and patent applications and/or licenses relating to the Product, which were assigned to Pimi Israel by Machteshim under the Assignment Agreement (collectively, the "Intellectual Property"), belong exclusively to Pimi Israel, except for the right of use of the Intellectual Property for water treatment applications which was granted irrevocably and exclusively on a world-wide basis to Nir or to its controlling shareholders (or any company in which Nir is controlling shareholder or have an interest). Nir undertook to sign all necessary documents for the completion of the assignment of the Intellectual Property to Pimi Israel.

Nir has been engaged in treatment of Pimi Israel's patents and IP during the years 2006-2009 and has incurred expenses related to such services. During 2008, Pimi Israel has agreed to pay to Nir for these services and in reimbursement of the expenses incurred by it a sum of NIS 100,000 (US$ 26,490).

Nir is the Israeli agent of a supplier of one of the raw materials utilized by Pimi Israel in the formulation of its products. During the development stage of its formulation, Pimi Israel imported to Israel the raw materials in order to formulate its products. Under an agreement dated November 11, 2005, Pimi Israel purchased from Nir such raw materials at cost plus a 10% handling commission. Under this agreement, Pimi Israel paid to Nir as a consideration for import of the materials and as handling commission, an amount of 150,343 NIS ($41,971) and 31,167 NIS (US$ 8,095) for the years 2011 and 2012 respectively.

On December 30, 2010 the Company issued to Nir 34,013 shares of Common Stock, for the sum of $20,408 ($0.6 per share of Common Stock) which was paid by Nir.

On August 2010 we entered into an agreement with Mr. Alon Carmel, our Chairman of the Board, and one of our major shareholders, pursuant to which Mr. Carmel (or a company under his control) will receive $3,000 per month in consideration for services rendered as Chairman of the Board. On December 30, 2010 we issued to Mr. Carmel 25,000 shares of Common Stock, for the sum of $15,000 ($0.6 per share of Common Stock), which was paid by Mr. Carmel.

Mr. Eitan Shmueli (the controlling shareholder of Omdan) and Mr. Nimrod Ben Yehuda, have guaranteed to Bank Hapoalim a line of credit of 60,000NIS ($15,703) granted to Pimi Israel.

Legal Services

Eitan, Mehulal & Sadot Advocates and Patent Attorneys Law offices (“EMS”), in which Mr. Eitan Shmueli (a controlling shareholder of Omdan, one of our shareholders), is a partner, has a retainer and other consulting agreements with Pimi. As of November 2011, we agreed on reduction of fifty percent (50%) of EMS monthly fee, for a period of two (2) upcoming months. Pimi has paid to EMS total legal fee of 198,260 NIS ($51,496) and 155,599 NIS ($43,438) in the years 2012 and 2011, respectively.

On December 30, 2010 the Company issued 70,000 shares of its Common Stock to Ashdor Assets Managements and Trusts Ltd. (a trust company under the control of Mr. Eitan Shmueli, who is one of the major shareholders of our company through Omdan Consulting and Instructing Ltd.), which holds the shares in trust for four EMS attorneys, including Mr. Shmueli (who purchased 50,771 shares), in total sum of $42,000 ($0.6 per share of Company’s Common Stock).

Director Independence

Our Board of Directors has determined that Doron Shorrer is an “independent director” as that term is defined in the listing standards of the NYSE Amex

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant	Year	Amount billed

Fahn Kanne & Co.	2012	$27,203
	2011	$39,502

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation of Pimi Agro Cleantech Ltd. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

3.2	Change of Name Certificate of Pimi Agro Cleantech Ltd. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

3.3	Certificate of Incorporation of Pimi Agro Cleantech, Inc. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

3.4	By-laws of Pimi Agro Cleantech Ltd. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

10.1	Employment Agreement by and between Mr. Youval Saly and Pimi Agro Cleantech Ltd. dated November 27, 2006. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.2	Addendum to the Employment Agreement with Mr. Youval Saly dated October 29, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.3	Employment Agreement with Mr. Nimrod Ben Yehuda dated November 13, 2005. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.4	Addendum to the Employment Agreement with Mr. Nimrod Ben Yehuda dated November 15, 2006 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.5	Addendum to the Employment agreement with Mr. Nimrod Ben Yehuda dated April 28, 2009 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.6	Employment Agreement by and between Mr. Ami Sivan and Pimi Agro Cleantech Ltd. dated May 15, 2012 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2012)

10.7	Reserved

10.8	Employment Agreement by and between Mr. Avi Lifshitz and Pimi Agro Cleantech Ltd. dated November 19, 2008 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.9	Pimi Agro Cleantech Ltd. 2008 Share Option Plan and option Agreements with: Mr. Youval Saly, Mr. Avi Lifshitz, Mr. Avi Levi, Mr. Doron Shorrer, Prof. Avi Nachmias, Prof. Ilan Chet. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.10	Agreement between Machteshim Chemical Works Ltd. and Nir Ecology Ltd. dated July 12, 2004. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.11	Agreement between Nir Ecology Ltd. and Pimi Agro Cleantech Ltd both dated November 11, 2005 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.12	Agreement between Nir Ecology Ltd. and Pimi Agro Cleantech Ltd both dated November 11, 2005 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.13	Investment Agreement between Mr. Ben Yehuda, Omdan Consulting and Instruction Ltd., Mr. Carmel and JNS Capital LLC dated November 13, 2005. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on August 3, 2009)

10.14	Addendum to the Investment Agreement between Mr. Ben Yehuda, Omdan Consulting and Instruction Ltd., Mr. Carmel and JNS Capital LLC dated November 15, 2006 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.15	Overseas Market Development Consultancy Agreement by and between Pimi Agro Cleantech Ltd. and The Center for Potato Research in a Warm Climate dated January 9, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.16	MOU between Pimi Agro Cleantech LTD. and Omnivent Techniek BV dated May 19, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.17	Agreement for Services by and between Wagner Regulatory Associates, Inc. Pimi Agro Cleantech Ltd. dated September 21, 2008 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.18	Tenancy Agreement between Kibbutz Alonim and Pimi Agro Cleantech Ltd dated December 30, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.19	Agreement between Redebel S.A. and Pimi Cleantech Ltd. (Registration Assistance Agreement) dated December 23, 2008. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.20	Agreement by and between Omex Agriculture Ltd. and Pimi Agro Cleantech Ltd. dated January 11, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)*

10.21	Letter of Intent Agreement by and between VegiSafe LLC and Pimi Agro Cleantech Ltd. dated January 20, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on August 3, 2009)

10.22	Term Sheet with Earthbound LLC dated January 20, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.23	Voting Agreement between Alon Carmel, Omdan Consulting, and Instruction Ltd and Nir Ecology dated February 24, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.24	Addendum to the Voting Agreement of February 24, 2009 dated April 23, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.25	Share Exchange Agreement between Pimi Agro Cleantech Inc., Pimi Agro Cleantech Ltd. and the Shareholders of Pimi Agro Cleantech Ltd., dated April 27, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.26	Pimi Agro Cleantech, Inc. 2009 Stock Incentive Plan. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.27	Warrant issued by Pimi Agro Cleantech, Inc. to Earthbound LLC dated May 3, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.28	Amendment to Warrant issued by Pimi Agro Cleantech, Inc. to Earthbound LLC dated June 7, 2009. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.29	Amendment to Warrant issued by Pimi Agro Cleantech, Inc. to Earthbound LLC dated July 29, 2009 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on August 3, 2009).

10.30	Stock Purchase Agreement by and between Pimi Agro Cleantech, Inc. and Ehud Nahum dated June 4, 2009 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.31	Stock Purchase Agreement by and between Pimi Agro Cleantech, Inc. and Yuval Nahum dated June 4, 2009 (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

10.32	Financial Advisory Agreement by and between Pimi Agro Cleantech, Inc. and Lampost Capital L.C., dated March 24, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2010)

10.33	Subscription Agreement by and between Pimi Agro Cleantech, Inc. and the subscribers thereto, dated April 15, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2010)

10.34	Stock Purchase Agreement dated August 24, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 30, 2010).

10.35	Warrant dated August 24, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 30, 2010).

10.36

Agreement dated December 28, 2010 by and between Pimi Agro Cleantech, Inc. and Mr. Uri Sheinbaum (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.37	Subscription Agreement dated December 28, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.38	Warrant dated December 28, 2010 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011).

10.39	Securities Purchase Agreement dated January 25, 2011 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2011).

10.40	Warrant dated January 25, 2011 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2011).

10.41	Addendum No 1 to Letter of Intent dated January 20, 2009, between Pimi Agro Cleantech Inc, and Vegisafe LLC. (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 12, 2011)

10.42	Subscription Agreement by and between Pimi Agro Cleantech, Inc. and the subscribers thereto, dated March 9, 2012 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2012)

10.43	Addendum to Agreement dated December 28, 2010 by and between Pimi Agro Cleantech, Inc. and Mr. Uri Sheinbaum (item 10.36) (filed herewith)

21.1	List of subsidiaries of the Company. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.2	Approval of Office of the Chief Scientist, Ministry of Industry, Trade and Labor, State of Israel, dated April 11, 2007. (incorporated by reference to the Company’s registration on Form S-1/A filed with the Securities and Exchange Commission on July 2, 2009)

99.2	Approval of Office of the Chief Scientist, Ministry of Industry, Trade and Labor, State of Israel, dated November 12, 2007. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

 *Portions of exhibit 10.20 have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIMI AGRO CLEANTECH, INC.

March 25, 2013	By:	/s/ Ami Sivan
Ami Sivan
Chief Executive Officer
(Principal Executive Officer)

March 25, 2013	By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ami Sivan	Chief Executive Officer	March 25, 2013
Ami Sivan	(Principal Executive Officer)

/s/ Avi Lifshitz	Chief Financial Officer	March 25, 2013
Avi Lifshitz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alon Carmel	Chairman of the Board	March 25, 2013
Alon Carmel

/s/ Nimrod Ben-Yehuda	Chief Technology Officer, Director	March 25, 2013
Nimrod Ben-Yehuda

/s/ Doron Shorrer	Director	March 25, 2013
Doron Shorrer

