Form 10-K/A
period 2012-12-31
PIMI AGRO CLEANTECH, INC.
filed 2013-04-08
CIK 1463191

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

Documents Incorporated by Reference: Not Applicable

Explanatory Note

The purpose of this Amendment No. 1 to Pimi Agro Cleantech, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 25, 2013, is to furnish Exhibit 10.43 to the Form 10-K. This Amendment No. 1 to the Form 10-K updates the Exhibit Index to reflect the furnishing of Exhibits 10.43.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

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

PIMI AGRO CLEANTECH, INC.

April 7, 2013	By:	/s/ Ami Sivan
Ami Sivan
Chief Executive Officer
(Principal Executive Officer)

April 7, 2013	By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ami Sivan	Chief Executive Officer	April 7, 2013
Ami Sivan	(Principal Executive Officer)

/s/ Avi Lifshitz	Chief Financial Officer	April 7, 2013
Avi Lifshitz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alon Carmel	Chairman of the Board	April 7, 2013
Alon Carmel

/s/ Nimrod Ben-Yehuda	Chief Technology Officer, Director	April 7, 2013
Nimrod Ben-Yehuda

/s/ Doron Shorrer	Director	April 7, 2013
Doron Shorrer

