Form 10-Q
period 2013-03-31
PIMI AGRO CLEANTECH, INC.
filed 2013-05-20
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of common stock outstanding as of March 31, 2013 was 9,336,487.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Condensed Consolidated Interim Financial Statements

as of March 31, 2013 (Unaudited)

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Condensed Consolidated Financial Statements

as of March 31, 2013 (Unaudited)

Table of Contents

Page

Condensed Consolidated Financial Statements

Balance Sheets	2

Statements of Operations and Comprehensive Loss	3

Statements of Changes in Stockholders’ Deficit	4 – 10

Statements of Cash Flows	11

Notes to Condensed Consolidated Financial Statements	12 – 16

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	3,087	33,484
Accounts receivable	141,366	138,040
Other current assets	19,156	29,409
Total current assets	163,609	200,933

Property and Equipment, Net	39,319	25,633

Funds in Respect of Employee Rights Upon Retirement	93,433	86,270
Total assets	296,361	312,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Credit from banking institutions	55,059	-
Accounts payable:
Trade	75,448	141,078
Other	252,861	212,854
Convertible Bonds	190,377	187,177
Total current liabilities	573,745	541,109

Series A Convertible Preferred Stock	-	571,225

Liability for Employee Rights Upon Retirement	91,671	86,704
Total liabilities	665,416	1,199,038

Stockholders’ Deficit
Common stocks of US$ 0.01 par value ("Common stocks"):
30,000,000 shares authorized as of March 31, 2013 and December 31, 2012; issued and outstanding 9,336,087 shares and 8,553,587 shares as of March 31, 2013 and December 31, 2012, respectively	93,360	85,535
Preferred stocks of US$ 0.01 par value ("Preferred stocks"):
600,000 shares authorized as of March 31, 2013 and December 31, 2012; issued and outstanding 0 shares as of March 31, 2013 and December 31, 2012	-	-
Additional paid in capital	4,680,002	4,100,695
Accumulated other comprehensive loss	(67,045)	(65,015)
Deficit accumulated during the development stage	(5,075,372)	(5,007,417)
Total stockholders' deficit	(369,055)	(886,202)
Total liabilities and stockholders’ deficit	296,361	312,836

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Three month period ended March 31,		Cumulative period from January 14, 2004 (date of inception) through March 31,
	2013	2012	2013(*)
	(unaudited)		(unaudited)
Revenues from sales of products	148,516	100,943	1,503,797
Research and development expenses	(183,060)	(160,287)	(4,422,946)
General and administrative expenses, net	(16,226)	(69,973)	(1,842,083)
Operating loss	(50,770)	(129,317)	(4,761,232)
Financing expenses, net	(17,185)	(15,104)	(233,806)
Loss from continuing operation	(67,955)	(144,421)	(4,995,038)
Loss from discontinued operation, net	-	-	(80,334)
Loss for the period	(67,955)	(144,421)	(5,075,372)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,030)	(2,514)	(67,045)
Comprehensive loss for the period	(69,985)	(146,935)	(5,142,417)

Loss per share (basic and diluted) (Note 4)	(0.01)	(0.02)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

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

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)

Loss for the year	-	-	-	-	-	(629,038)	(629,038)
Other comprehensive (loss) income	-	-	-	(28,216)	-	-	(28,216)
Issuance of 3,225 common stock for cash of US$ 1.55 per share in February 2010	3,225	32	4,968	-	-	-	5,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in February 2010	35,000	350	46,900	-	-	-	47,250
Issuance of common stock and warrants, net of issuance costs in August 2010	385,108	3,851	197,215	-	-	-	201,066
Issuance of 134,121 common stock for cash of US$ 0.6 per share in December 2010	134,121	1,341	76,118	-	-	-	77,459
Amounts attributed to detachable warrants issued in connection with convertible bonds	-	-	41,208	-	-	-	41,208
Beneficial conversion feature on convertible bonds	-	-	41,207	-	-	-	41,207
Stock based compensation	30,000	300	82,046	-	-	-	82,346
Balance as of December 31, 2010	7,160,564	71,604	3,284,728	(69,882)	-	(3,704,809)	(418,359)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

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

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated Other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)

Balance as of January 1, 2012	8,541,087	85,410	4,055,026	(61,768)	-	(4,311,675)	(233,007)
Loss for the year	-	-	-	-	-	(695,742)	(695,742)
Other comprehensive loss	-	-	-	(3,247)	-	-	(3,247)
Issuance of 12,500 common stock and warrants for cash of US$ 0.8 per share in March 2012	12,500	125	9,875	-	-	-	10,000
Stock based compensation	-	-	35,794	-	-	-	35,794
Balance as of December 31, 2012	8,553,587	85,535	4,100,695	(65,015)	-	(5,007,417)	(886,202)

Loss for the period	-	-	-	-	-	(67,955)	(67,955)
Other comprehensive loss	-	-	-	(2,030)	-	-	(2,030)
Conversion of Series A convertible preferred stock into common shares (**)	782,500	7,825	563,400	-	-	-	571,225
Stock based compensation	-	-	15,907	-	-	-	15,907
Balance as of March 31, 2013 (unaudited)	9,336,087	93,360	4,680,002	(67,045)	-	(5,075,372)	(369,055)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

(**)	See Note 3A.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Three month period ended March 31,		Cumulative period from January 14, 2004 (date of inception) through March 31,
	2013	2012	2013(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:
Loss for the period	(67,955)	(144,421)	(5,075,372)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	1,890	2,007	48,943
Increase in liability for employee rights upon retirement	2,909	2,876	87,104
Stock based compensation	15,907	286	294,877
Interest on convertible bonds	3,200	4,267	106,447
Interest on stockholders loans	-	-	(2,409)
Issuance costs of convertible preferred stock	-	62,600	62,600
Change in fair value of convertible preferred stock	-	(54,775)	(54,775)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(107)	37,113	(140,932)
Decrease (increase) in other current assets	10,800	(10,766)	(112,905)
Decrease (increase) in accounts payable – trade	(68,043)	(41,423)	68,100
Increase in accounts payable – other	36,544	11,504	282,011
Net cash used in operating activities generated from continuing operations	(64,855)	(130,732)	(4,436,311)
Net cash provided in operating activities generated from discontinued operations	-	-	80,334
Net cash used in operating activities	(64,855)	(130,732)	(4,355,977)

Cash flows from investment activities:
Decrease (increase) in funds in respect of employee rights upon retirement	(5,087)	3,288	(87,897)
Purchase of property and equipment	(14,812)	(3,859)	(84,042)
Net cash used in investment activities	(19,899)	(571)	(171,939)

Cash flows from financing activities:
Credit from banking institution	54,359	-	51,744
Issuance of convertible preferred stock, net	-	563,400	563,400
Proceeds from issuance of common stock and warrants	-	10,000	3,319,267
Payment on account of shares	-	-	233,644
Proceeds from issuance of convertible bonds and warrants, net	-	-	159,808
Proceeds from loans from stockholders	-	-	194,083
Net cash provided by financing activities	54,359	573,400	4,521,946

Effect of exchange rate changes on cash and cash equivalents	(2)	639	9,057
Increase (decrease) in cash and cash equivalents	(30,397)	442,736	3,087
Cash and cash equivalents at beginning of the period	33,484	22,446	-
Cash and cash equivalents at end of the period	3,087	465,182	3,087

Supplementary information on financing activities not involving cash flows:

During the first quarter of 2013, all issued and outstanding shares of Series A Preferred Stock in an amount of US$ 571,225, have been automatically converted into Common Stock.

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

Since its incorporation (April 1, 2009), the Company has not had any operations other than those carried out by Pimi Israel. The development and commercialization of Pimi Israel's products will require substantial expenditures. Pimi Israel and the Company have not yet generated sufficient revenues from their operations to fund the Group activities, and are therefore dependent upon external sources for financing their operations. There can be no assurance that Pimi Israel and the Company will succeed in obtaining the necessary financing to continue their operations. Since inception, the Company (and Pimi Israel) has incurred accumulated losses of US$ 5,075,372, stockholders deficit of US$ 369,055 and cumulative negative operating cash flow of US$ 4,355,977.

The Company will need to secure additional capital in the future in order to meet its anticipated liquidity needs, primarily through the sale of additional Common Stock or other equity securities and/or debt financing. Funds from these sources may not be available to the Company on acceptable terms, if at all, and the Company cannot give assurance that it will be successful in securing such additional capital.

Furthermore, the Company focuses its solutions towards vegetables and fruits which are considered the largest in terms of worldwide consumption. Among other things, the Company tries to cooperate with major fruit packing houses in Israel and abroad.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to the going concern assumption.

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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at March 31, 2013 and the results of its operations and cash flow for the three month period then ended.

The unaudited condensed interim financial statements were prepared on a basis consistent with the Company’s annual financial statements on Form 10-K for the year ended December 31, 2012. Results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2013.

The consolidated balance sheet as of December 31, 2012 was derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, including a discussion of the significant accounting policies and estimates, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

B.	Recently issued accounting pronouncements

1.	ASC Topic 220, "Comprehensive Income"

Effective January 1, 2013, the Company adopted Accounting Standard Update No. 2013-02 “Comprehensive Income (Topic 220) “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income.

According to ASU 2013-02, significant items that are required under U.S. GAAP to be reclassified to net income in their entirety shall be presented by the respective line items of net income either on the face of the financial statements or in the footnotes. Items that are not required under U.S. GAAP to be reclassified to net income in their entirety, will be required to be cross-referenced to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The standard became effective, prospectively, for interim and annual periods beginning after December 15, 2012.

The adoption of ASU 2013-02 did not have a material impact on the financial position or results of operations of the Company.

2.	ASC Topic 210, “Balance Sheet”

Effective January 1, 2013, the Company adopted Accounting Standard Update (ASU) 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with the Accounting Standards Codification or are subject to an enforceable master netting arrangement or similar agreement.

The amended guidance became effective, in a retrospective manner to all comparative periods presented, for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

The adoption of ASU 2011-11 did not have a material impact on the financial position or results of operations of the Company.

NOTE 3 -	EVENTS DURING THE REPORTING PERIOD

A.	On March 9, 2013, 62,600 issued and outstanding shares of Series A Preferred Stock have been automatically converted into the Common Stock and cancelled, thereby, 782,500 shares of the Company’s Common Stock have been allocated and issued to former holders of Series A Preferred Stock. For further information, see Note 8 to the Company's annual report on Form 10-K for the year ended December 31, 2012.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3 -	EVENTS DURING THE REPORTING PERIOD (cont.)

B.	On March 13, 2013, Mr. Shorrer, one of the directors, was granted 48,000 options for 48,000 shares of Common stock to be vested over 12 quarters, 4,000 options each quarter, commencing on March 1, 2013. The exercise price per each common stock share is US$ 1.00.

The fair value of options granted in March 2013, was estimated at the dates of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

Dividend yield (%)	0
Expected volatility (%) (*)	50
Risk free interest rate (%)	3
Expected term of options (years) (**)	6
Exercise price (US dollars)	1
Share price (US dollars) (***)	0.73
Fair value (US dollars)	0.19

(*)	Due to the very limited volume of trade of the Company's shares, the expected volatility was based on the historic volatility of public companies which operate in the same industry sector (agricultural chemical industry).
(**)	The risk free interest rate represents the risk free rate of US$ zero – coupon US Government Bonds.

(***)	Due to the fact that the Company did not have sufficient historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

The total non-cash compensation of this grant was approximately US$ 5,306.

NOTE 4 -	LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period.

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the three month period ended March 31, 2013 and 2012, respectively, are as follows:

	US dollars
	Three month period ended March 30,
	2013	2012
	(unaudited)

Net loss used for the computation of loss per share	67,955	144,421

	Number of shares
	Three month period ended March 31,
	2013	2012
	(unaudited)

Weighted average number of shares used in the computation of basic and diluted earnings per share	8,744,865	8,543,170

Total weighted average number of ordinary shares to be issued upon the exercise of outstanding options ,warrants and issued upon conversion of the convertible preferred stock were excluded from the calculations of diluted loss per share (*)	1,063,417	132,504

(*)	The effect of the inclusion of options, convertible bonds and convertible preferred stock for all reported periods was anti-dilutive.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 5 -	SUBSEQUENT EVENTS

In May 2013, the Company issued convertible notes totaling approximately $94,000 to finance their short-term operations. The loans bear interest at 10% and were issued to seven (7) of Pimi's shareholders, including two controlling shareholders (Alon Carmel; and, Omdan Consulting and Instructing Ltd., the company owned by Mr. Eitan Shmueli and his wife Mrs. Vivy Shmueli). Each debenture is secured by Pimi Israel’s guarantee and a pledge on Pimi Israel’s patents in Israel and the U.S. The loans are repayable on the earlier to occur of: (i) a raise of $1 million financing or (ii) 6 months following the effective date. Each lender is entitled to convert the unpaid principal and the interest accrued into shares of the Company's common stock, at a conversion price of $1.00 per share. In addition, for each dollar, each lender received a two years warrant to purchase a share of the Company's common stock, at an exercise price of $1.00 per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward-Looking Information

In this quarterly report, references to "Pimi Agro CleanTech, Inc.," "Pimi," "the Company," "we," "us," and "our" refer to Pimi Agro Cleantech, Inc. and its wholly owned subsidiary, Pimi Agro CleanTech, Ltd. (“Pimi Israel”).

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors" in our Annual Report on Form 10-K for the period ended December 31, 2012. They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors" in 2012 10-K, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

We intend to provide our customers a comprehensive environmentally friendly solution for post-harvest treatment of fruits and vegetables, commencing with harvest thereof and utilizing our products in different phases of the treatment process until their delivery to distributors. In accordance with this strategy as of the date of this report we develop cleansers and sanitizers for treatment of fruits and vegetables on packing line and sprout and disease control products for stored fruits and vegetables.

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

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our accounting policies are described in Note 2 to the financial statements appearing elsewhere in our Annual Report on Form 10-K for the period ended December 31, 2012. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates.

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

Effective January 1, 2013, the Company adopted Accounting Standard Update No. 2013-02 “Comprehensive Income (Topic 220) “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income.

According to ASU 2013-02, significant items that are required under U.S. GAAP to be reclassified to net income in their entirety shall be presented by the respective line items of net income either on the face of the financial statements or in the footnotes. Items that are not required under U.S. GAAP to be reclassified to net income in their entirety, will be required to be cross-referenced to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The standard became effective, prospectively, for interim and annual periods beginning after December 15, 2012.

The adoption of ASU 2013-02 did not have a material impact on the financial position or results of operations of the Company.

2.	ASC Topic 210, “Balance Sheet”

Effective January 1, 2013, the Company adopted Accounting Standard Update (ASU) 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). ASU 2011-11 enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with the Accounting Standards Codification or are subject to an enforceable master netting arrangement or similar agreement.

The amended guidance became effective, in a retrospective manner to all comparative periods presented, for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

The adoption of ASU 2011-11 did not have a material impact on the financial position or results of operations of the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Total Net Sales: Total Net Sales increased $47,573 or 47% to $148,516 in the 3 months ended March 31, 2013 from $100,943 for the 3 months ended March 31, 2012. The increase is due to the commencing of sales of our products on small commercial scale in Israel.

R&D Expenses: Total net R&D Expenses for the 3 month ended March 31, 2013 of $183,060 increased $22,773 or 14% from $160,287 for the 3 months ended March 31, 2012, due to increase in cost of materials in the amount of $21,434 driven by increase in sales (and materials utilized therein), increase in cost of labor and professional services in the amount of $513, and increase in travel and other expenses in the amount of $826.

General and Administrative Expenses: General and administrative expenses decreased by $53,747 or 77% in the 3 months ended March 31, 2013 to $16,226 from $69,973 in the 3 months ended March 31, 2012 due to decrease in labor and professional fee expenses in the amount of $53,428 mostly due to decrease allowance to legal services and decrease in other expenses in the amount of $319.

Loss from Operations: Loss from operations for the 3 months ended March 31, 2013 of $50,770 was down $78,547 or 61% from the loss from operations in the 3 months ended March 31, 2012 of $129,317 as a result of growth in sales ($47,573), decrease in G&A expenses ($53,747), partially balanced by increase in R&D expenses ($22,773).

Financing Expenses: Total financing expenses for the 3 months ended March 31, 2013 amounted to $17,185, which was $2,081 higher than our financing expenses of $15,104 in the 3 months ended March 31, 2012. This was mostly a result of increase in convertible loans interest and beneficial in the amount of $4,359 partially balanced by decrease in credit lines usage, lower bank expenses and decrease in exchange rate expenses in the amount of $2,278.

Net Loss: Net loss of $69,985 in the 3 months ended March 31, 2013 was $76,950 or 52% lower than the net loss in the 3 months ended March 31, 2012 of $146,935 due to growth of sales ($47,573), decrease in G&A expenses ($53,747), partially balanced by increase in R&D expenses of $22,773, and increase in financing and foreign currency translation adjustments expenses of $1,597.

Liquidity and Capital Resources

As of March 31, 2013, we had liabilities of $665,416 ($1,199,038 as of December 31, 2012), including usage of credit lines of $55,059 ($0 as of December 31 2012), $190,377 ($187,177 as of December 31, 2012) of Convertible Bonds and $0 ($571,225 as of December 2012) of series a convertible preferred stock, $236,198 ($293,261 as of December 31, 2012) of third party liabilities, and $183,782 ($147,375 as of December 31, 2012) was due to related parties. The amounts due to related parties are for consulting services and salaries.

As of March 31, 2013 we used all our credit lines in the sum of $55,059 and have $0 in cash. As of May 1, 2013 we had unused credit lines in the sum of $14,281 and cash on hand in the net amount of $0. Our shortage in available cash flow led us to a delay in interest payments on our convertible preferred stock and payments for certain service providers; these payments will be delayed until additional funds are secured. Our executive officers have also agreed to a postponement of salary payments aggregating approximately $13,500 per month. Payments to our executive officers have been postponed since September 2012. Starting May 1, 2013 our executive officers and employees have agreed to a postponement of salary payments aggregating approximately $25,000 per month.

Currently our net burn rate is approximately $25,000 (plus salary payments postponement of additional $25,000) per month. Our management is utilizing best efforts to reduce our burn rate and minimize Company expenses. Additionally, on March 21, 2013 we secured credit line of approximately $55,000 from Bank Hapoalim in Israel. In May 2013, following the receipt of additional funds, as specified below, and per our request, our credit line was reduced to approximately $17,000.

In May 2013 we attained several convertible loans from our shareholders in total amount of approximately $94,000 to finance the Company’s operations in the short term. Thus we will need additional funding of $450,000 through December 31, 2013 (including payments of postponed salaries).

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

The Company anticipates that it will begin to realize material revenues in the Citrus season of 2013 (the fourth quarter of 2013), as customers will begin to buy the Company’s products and technologies. Realization of revenues is subject to regulatory approval of the relevant regulator, in each country where we intend to deliver, distribute and sell our products, which we currently do not have, except for the state of Israel, and the U.S for our FreshProtect™ and SpuDefender™.

Net Cash Used in Operating Activities for the three months period ended March 31, 2013 and March 31, 2012

Net cash used in operating activities, generated from continuing operations was $64,855 and $130,732 for the three months period ended March 31, 2013 and 2012, respectively. Net cash used in operating activities primarily reflects the net loss (not including foreign currency translation adjustments) for those periods of $67,955 and $144,421 respectively, which was reduced in part by non-cash stock-based compensation of ($15,907) and ($286), respectively, interest and beneficial expenses on convertible bonds ($3,200) and ($12,092) respectively, and increased by cash provided due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of $16,007 and decreased ($1,311), respectively.

Net Cash Used in Investing Activities for the three months periods ended March 31, 2013 and March 31, 2012

Net cash used in investing activities was $19,899, and $571 for the three month period ended March 31, 2013 and 2012, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment) ($14,812), and by increase in fund deposits in respect of employees rights upon retirement ($5,087).

Net Cash Used in Financing Activities for the three months periods ended March 31, 2013 and March 31, 2012

Net cash provided by financing activities was $54,359, and $573,400 for the three month period ended March 31, 2013 and 2012, respectively, which is primarily attributable to credit line usage in the amount of $54,359 and $0 respectively, and capital raised in the amounts of $0 and $573,400 respectively.

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

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of March 31, 2013.

(b) Management’s Report on Internal Control Over Financial Reporting

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

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by COSO, our management has concluded that our company has a material weakness in internal control over financial reporting as of March 31, 2013. The weakness exists with regard to segregation of duties, in that one employee does the accounting, accounts payable and banking transactions. Additionally, the Company does not have an audit committee to oversee the financial reporting and disclosure process. As a result, our internal controls were not effective at March 31, 2013.

Evaluation of the Company’s Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of March 31, 2013, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

This report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm.

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

Pimi Israel has recently opposed an application for patent, filed by third party with Israeli Patent Authority which might jeopardize our recorded patents. As of the date of this report, Pimi Israel and the third party are negotiating a settlement arrangement with this regard.

ITEM 1A. Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes from the risk factors during the three months ended March 31, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

In May 2013 we issued convertible notes totaling approximately $94,000 to finance our short term operations. The loans bear interest at 10% and were issued to seven (7) of Pimi's shareholders, including two controlling shareholders (Alon Carmel and Omdan Consulting and Instructing Ltd., the company owned by Mr. Eitan Shmueli and his wife Mrs. Vivy Shmueli). Each debenture is secured by Pimi Israel’s guarantee and a pledge on Pimi Israel’s patents in Israel and the U.S. The loans are repayable on the earlier to occur of: (i) a raise of $1 million financing or (ii) 6 months following the effective date. Each lender is entitled to convert the unpaid principal and the interest accrued into shares of our common stock, at a conversion price of $1.00 per share. In addition, for each dollar, each lender received a two years warrant to purchase a share of our common stock, at an exercise price of $1.00 per share.

ITEM 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

10.1	Form of 10% Secured Convertible Debenture dated May 2, 2013.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (1)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (1)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (1)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (1)

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20 day of May 2013.

PIMI AGRO CLEANTECH, INC.

By:	/s/ Ami Sivan
Ami Sivan
Chief Executive Officer
Principal Executive Officer

By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
Principal Accounting and Financial Officer

- 24 -