Form 10-Q
period 2013-06-30
PIMI AGRO CLEANTECH, INC.
filed 2013-08-20
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of common stock outstanding as of June 30, 2013 was 9,336,487.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Condensed Consolidated Interim Financial Statements

as of June 30, 2013 (Unaudited)

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Condensed Consolidated Financial Statements

as of June 30, 2013 (Unaudited)

Table of Contents

Page

Condensed Consolidated Financial Statements

Balance Sheets	2

Statements of Operations and Comprehensive Loss	3

Statements of Changes in Stockholders’ Deficit	4 – 10

Statements of Cash Flows	11

Notes to Condensed Consolidated Financial Statements	12 – 16

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	44,964	33,484
Accounts receivable	15,186	138,040
Other current assets	31,648	29,409
Total current assets	91,798	200,933

Property and Equipment, Net	37,311	25,633

Funds in Respect of Employee Rights Upon Retirement	94,955	86,270
Total assets	224,064	312,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable:
Trade	40,261	141,078
Other	324,468	212,854
Convertible Bonds	265,885	187,177
Total current liabilities	630,614	541,109

Series A Convertible Preferred Stock	-	571,225

Liability for Employee Rights Upon Retirement	95,403	86,704
Total liabilities	726,017	1,199,038

Stockholders’ Deficit
Common stocks of US$ 0.01 par value ("Common stocks"):
30,000,000 shares authorized as of June 30, 2013 and December 31, 2012; issued and outstanding 9,336,087 shares and 8,553,587 shares as of June 30, 2013 and December 31, 2012, respectively	93,360	85,535
Preferred stocks of US$ 0.01 par value ("Preferred stocks"):
600,000 shares authorized as of June 30, 2013 and December 31, 2012; issued and outstanding 0 shares as of June 30, 2013 and December 31, 2012	-	-
Additional paid in capital	4,707,819	4,100,695
Accumulated other comprehensive loss	(71,446)	(65,015)
Deficit accumulated during the development stage	(5,231,686)	(5,007,417)
Total stockholders' deficit	(501,953)	(886,202)
Total liabilities and stockholders’ deficit	224,064	312,836

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Six month period ended June 30,		Three month period ended June 30,		Cumulative period from January 14, 2004 (date of inception) through June 30,
	2013	2012	2013	2012	2013(*)
	(unaudited)		(unaudited)		(unaudited)
Revenues from sales of products	182,064	128,295	33,548	27,352	1,537,345
Research and development expenses	(312,458)	(330,633)	(129,398)	(170,346)	(4,552,344)
General and administrative expenses, net	(73,941)	(168,934)	(57,715)	(98,961)	(1,899,798)
Operating loss	(204,335)	(371,272)	(153,565)	(241,955)	(4,914,797)
Financing expenses, net	(19,934)	(31,605)	(2,749)	(16,501)	(236,555)
Loss from continuing operation	(224,269)	(402,877)	(156,314)	(258,456)	(5,151,352)
Loss from discontinued operation, net	-	-	-	-	(80,334)
Loss for the period	(224,269)	(402,877)	(156,314)	(258,456)	(5,231,686)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,431)	(158)	10,291	2,356	(73,446)
Comprehensive loss for the period	(230,700)	(403,035)	(146,023)	(256,100)	(5,303,132)

Loss per share (basic and diluted) (Note 4)	(0.02)	(0.05)	(0.02)	(0.03)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

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

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)

Balance as of January 1, 2012	8,541,087	85,410	4,055,026	(61,768)	-	(4,311,675)	(233,007)
Loss for the year	-	-	-	-	-	(695,742)	(695,742)
Other comprehensive loss	-	-	-	(3,247)	-	-	(3,247)
Issuance of 12,500 common stock and warrants for cash of US$ 0.8 per share in March 2012	12,500	125	9,875	-	-	-	10,000
Stock based compensation	-	-	35,794	-	-	-	35,794
Balance as of December 31, 2012	8,553,587	85,535	4,100,695	(65,015)	-	(5,007,417)	(886,202)
Loss for the period	-	-	-	-	-	(224,269)	(224,269)
Other comprehensive loss	-	-	-	(6,431)	-	-	(6,431)
Conversion of Series A convertible preferred stock into common shares (**)	782,500	7,825	563,400	-	-	-	571,225
Amounts attributed to detachable warrants issued in connection with convertible bonds	-	-	14,692	-	-	-	14,692
Stock based compensation	-	-	29,032	-	-	-	29,032
Balance as of June 30, 2013 (unaudited)	9,336,087	93,360	4,707,819	(71,446)	-	(5,231,686)	(501,953)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

(**)	See Note 3A.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Six month period ended June 30,		Cumulative period from January 14, 2004 (date of inception) through June 30,
	2013	2012	2013(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:
Loss for the period	(224,269)	(402,877)	(5,231,686)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	4,210	3,828	51,263
Increase in liability for employee rights upon retirement	5,870	5,666	90,065
Stock based compensation	29,032	470	308,002
Interest on convertible bonds	4,800	6,400	108,047
Interest on stockholders loans	-	-	(2,409)
Issuance costs of convertible preferred stock	-	62,600	62,600
Change in fair value of convertible preferred stock	-	(54,775)	(54,775)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	125,679	144,697	(15,146)
Increase in other current assets	(1,287)	(33,065)	(124,992)
Decrease (increase) in accounts payable – trade	(104,191)	(29,024)	31,952
Increase in accounts payable – other	103,560	(6,316)	349,027
Net cash used in operating activities generated from continuing operations	(56,596)	(302,396)	(4,428,052)
Net cash provided from operating activities generated from discontinued operations	-	-	80,334
Net cash used in operating activities	(56,596)	(302,396)	(4,347,718)
Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(5,870)	(5,663)	(88,680)
Purchase of property and equipment	(14,940)	(3,801)	(84,170)
Net cash used in investment activities	(20,810)	(9,464)	(172,850)
Cash flows from financing activities:
Credit from banking institution	-	-	(2,615)
Issuance of convertible preferred stock, net	-	563,400	563,400
Proceeds from issuance of common stock and warrants	-	10,000	3,319,267
Payment on account of shares	-	-	233,644
Proceeds from issuance of convertible bonds and warrants, net	88,900	-	248,708
Proceeds from loans from stockholders	-	-	194,083
Net cash provided by financing activities	88,900	573,400	4,556,487
Effect of exchange rate changes on cash and cash equivalents	(14)	(584)	9,045
Increase in cash and cash equivalents	11,480	260,956	44,964
Cash and cash equivalents at beginning of the period	33,484	22,446	-
Cash and cash equivalents at end of the period	44,964	283,402	44,964

Supplementary information on financing activities not involving cash flows:

On March 9, 2013, all issued and outstanding shares of Series A Preferred Stock in an amount of US$ 571,225, have been automatically converted into Common Stock.

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

Since its incorporation (April 1, 2009), the Company has not had any operations other than those carried out by Pimi Israel. The development and commercialization of Pimi Israel's products will require substantial expenditures. Pimi Israel and the Company have not yet generated sufficient revenues from their operations to fund the Group activities, and are therefore dependent upon external sources for financing their operations. There can be no assurance that Pimi Israel and the Company will succeed in obtaining the necessary financing to continue their operations. Since inception, the Company (and Pimi Israel) has incurred accumulated losses of US$ 5,231,686, stockholders deficit of US$ 501,953 and cumulative negative operating cash flow of US$ 4,347,718.

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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at June 30, 2013 and the results of its operations and cash flow for the six and three month periods then ended.

The unaudited condensed interim financial statements were prepared on a basis consistent with the Company’s annual financial statements on Form 10-K for the year ended December 31, 2012. Results of operations for the six and three month periods ended June 30, 2013 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2013.

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

ASC Topic 825-10, "Financial Instruments" defines financial instruments and requires disclosure of the fair value of financial instruments held or issued by the Company. The Company considers the carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities balances, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The convertible notes represent a derivative liability and therefore are measured and presented in the balance sheets at fair value. The fair value measurement of such financial liability is classified as level 3.

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

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 3	- EVENTS DURING THE REPORTING PERIOD

A.	On March 9, 2013, 62,600 issued and outstanding shares of Series A Preferred Stock have been automatically converted into the Common Stock and cancelled, thereby, 782,500 shares of the Company’s Common Stock have been issued to the former holders of Series A Preferred Stock.

B.	On March 13, 2013, Mr. Shorrer, one of the directors, was granted 48,000 options for 48,000 shares of Common stock to be vested over 12 quarters, 4,000 options each quarter, commencing on March 1, 2013. The exercise price per each common stock share is US$ 1.00.

The fair value of options granted in March 2013, was estimated at the dates of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

Dividend yield (%)	0
Expected volatility (%) (*)	50
Risk free interest rate (%) (**)	3
Expected term of options (years) (***)	6
Exercise price (US dollars)	1
Share price (US dollars)	0.73
Fair value (US dollars)	0.19

(*)	Due to the very limited volume of trade of the Company's shares, the expected volatility was based on the historic volatility of public companies which operate in the same industry sector (agricultural chemical industry).

(**)	The risk free interest rate represents the risk free rate of US$ zero – coupon US Government Bonds.

(***)	Due to the fact that the Company did not have sufficient historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

The total fair value estimation of the non-cash compensation of this grant was approximately US$ 5,306.

C.	In May 2013, the Company issued convertible notes totaling approximately $94,000 to finance their short-term operations. The loans bear interest at 10% and were issued to seven (7) of Pimi's shareholders, including two controlling shareholders (Alon Carmel; and, Omdan Consulting and Instructing Ltd., a company owned by Mr. Eitan Shmueli and his wife Mrs. Vivy Shmueli). Each note is secured by Pimi Israel’s guarantee and a pledge on Pimi Israel’s patents in Israel and the U.S. The notes are repayable on the earlier to occur of: (i) a raise of $1 million financing or (ii) 6 months following the effective date. Each lender is entitled to convert the unpaid principal and the interest accrued into shares of the Company's common stock, at a conversion price of $1.00 per share. In addition, for each dollar, each lender received a two years warrant to purchase a share of the Company's common stock, at an exercise price of $1.00 per share. The total consideration received in the issuance was allocated to the convertible notes and detachable warrants based on their relative fair value.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4	- LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period.

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the six and three month periods ended June 30, 2013 and 2012, respectively, are as follows:

	US dollars		US dollars
	Six month period ended June 30,		Three month period ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net loss used for the computation of loss per share	224,269	402,877	156,314	258,456

	Number of shares		Number of shares
	Six month period ended June 30,		Three month period ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Weighted average number of shares used in the computation of basic and diluted earnings per share	9,044,823	8,548,379	9,336,087	8,553,587

Total weighted average number of ordinary shares to be issued upon the exercise of outstanding options ,warrants and issued upon conversion of the convertible preferred stock were excluded from the calculations of diluted loss per share (*)	852,359	136,400	852,359	136,400

(*)	The effect of the inclusion of options, convertible bonds and convertible preferred stock for all reported periods was anti-dilutive.

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

Leading retailers and agricultural regulatory bodies such as European Commission of Health and Consumer Protection (the “European Commission" or the " EC") and the US Environment Protection Agency (the "EPA"), are increasingly focusing to reducing the use of residue chemicals in treating fruits, vegetables, seeds and soil in favor of environment-friendly alternatives.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Total Net Sales: Total Net Sales increased $53,769 or 42% to $182,064 in the 6 months ended June 30, 2013 from $128,295 for the 6 months ended June 30, 2012. The increase is due to the commencing of sales of our products on small commercial scale in Israel and the US.

R&D Expenses: Total net R&D Expenses for the 6 month ended June 30, 2013 of $312,458 decreased $18,175 or 5% from $330,633 for the 6 months ended June 30, 2012, due to decrease in cost of labor and professional services in the amount of $4,489, and decrease in travel and other expenses in the amount of $16,632 mostly due to refund of travel expenses during the 6 months ended June 30, 2013, partially balanced by increase in cost of materials in the amount of $2,946 driven by increase in sales (and materials utilized therein).

General and Administrative Expenses: General and administrative expenses decreased by $94,993 or 56% in the 6 months ended June 30, 2013 to $73,941 from $168,934 in the 6 months ended June 30, 2012 due to decrease in labor and professional fee expenses in the amount of $93,319 mostly due to decrease allowance to legal services, and decrease in other expenses in the amount of $1,674.

Loss from Operations: Loss from operations for the 6 months ended June 30, 2013 of $204,335 was down $166,937 or 45% from the loss from operations in the 6 months ended June 30, 2012 of $371,272 as a result of growth in sales ($53,769), decrease in G&A expenses ($94,993), and decrease in R&D expenses ($18,175).

Financing Expenses: Total financing expenses for the 6 months ended June 30, 2013 amounted to $19,934, which was $11,671 lower than our financing expenses of $31,605 in the 6 months ended June 30, 2012. This was mostly a result of decrease in convertible loans interest and beneficial in the amount of $11,079 and decrease in bank expenses and credit usage interest in the amount of $2,128, partially balanced by increase in exchange rate expenses in the amount of $1,536.

Net Loss: Net loss of $224,269 in the 6 months ended June 30, 2013 was $178,608 or 44% lower than the net loss in the 6 months ended June 30, 2012 of $402,877 due to growth of sales ($53,769), decrease in G&A expenses ($94,993), decrease in R&D expenses of $18,175, and decrease in financing and foreign currency translation adjustments expenses of $11,671.

THREE MONTHS ENDED JUNE 30, 2013 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2012

Total Net Sales: Total Net Sales increased $6,196, or 23%, to $33,548 in the 3 months ended June 30, 2013 from $27,352 for the 3 months ended June 30, 2012. The increase is due to commencement of small scale sales in the US during the 3 months ended June 30, 2013.

R&D Expenses: Total net R&D Expenses for the 3 months ended June 30, 2013 of $129,398 decreased $40,948, or 24%, from $170,346 for the 3 months ended June 30, 2012, due to decrease in cost of materials in the amount of $18,488, decrease in cost of labor and professional services in the amount of $5,001and decrease in travel and other expenses in the amount of $17,549.

General and Administrative Expenses: General and administrative expenses decreased by $41,246, or 42%, in the 3 months ended June 30, 2013 to $57,715 from $98,961 in the 3 months ended June 30, 2012 due to decrease in labor and professional fee expenses of $39,891, and decrease in other expenses of $1,355.

Loss from Operations: Loss from operations for the 3 months ended June 30, 2013 of $153,565 was down $88,390, or 37%, from the loss from operations in the 3 months ended June 30, 2012 of $241,955, due to the increase in sales of $6,196, decrease in R&D expenses of ($40,948) and decrease in G&A expenses of $41,246.

Financing Expenses: Total financing expenses in the 3 months ended June 30, 2013 amounted to $2,749, which was $13,752 lower than our financing expenses of $16,501 in the 3 months ended June 30, 2012. This was mostly a result of decrease in convertible loans interest expenses.

Net Loss: Net loss of $156,314 in the 3 months ended June 30, 2013 was $102,142, or 40%, lower than the net loss in the 3 months ended June 30, 2012 of $258,456 due to the increase in sales of $6,196, decrease in R&D expenses of $40,948, decrease in G&A expenses of $41,246, and decrease in financing expenses of $13,752.

Liquidity and Capital Resources

As of June 30, 2013, we had liabilities of $726,017 ($1,199,038 as of December 31, 2012), and did not use our credit lines of $16,584 ($0 usage as of December 31, 2012), $265,885 ($187,177 as of December 31, 2012) of Convertible Bonds and $0 ($571,225 as of December 2012) of series A convertible preferred stock, $207,474 ($293,261 as of December 31, 2012) of third party liabilities, and $252,658 ($147,375 as of December 31, 2012) was due to related parties. The amounts due to related parties are for consulting services and salaries.

As of June 30, 2013 we had unused credit lines in the sum of $16,584 and have $44,964 in cash. As of August 1, 2013 we had unused credit lines in the sum of $16,859 and cash on hand in the net amount of $15,837. Our shortage in available cash flow led us to a delay in interest payments on our convertible preferred stock and payments for certain service providers; these payments will be delayed until additional funds are secured. Our executive officers have also agreed to a postponement of salary payments aggregating approximately $13,500 per month. Payments to our executive officers have been postponed since September 2012. Starting May 1, 2013 our executive officers and employees have agreed to a postponement of salary payments aggregating approximately $25,000 per month.

Currently our net burn rate is approximately $25,000 (plus salary payments postponement of additional $25,000) per month. Our management is utilizing best efforts to reduce our burn rate and minimize Company expenses

In May 2013 we attained several convertible loans from our shareholders in total amount of approximately $89,000 to finance the Company’s operations in the short term. Thus we will need additional funding of $400,000 through December 31, 2013 (including payments of postponed salaries).

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

Since an unconditional Notice of Registration for FreshProtectTM has been obtained from the EPA, as well as from the California Department of Pesticide Regulation (CDPR), the Company anticipates generating revenue from the sale of its products to growers and packaging facilities in the United States, and in particular in the State of California, in addition to current revenues from the sale of its products in Israel.

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

Net Cash Used in Operating Activities for the six months period ended June 30, 2013 and June 30, 2012

Net cash used in operating activities, generated from continuing operations was $56,596 and $302,396 for the six months period ended June 30, 2013 and 2012, respectively. Net cash used in operating activities primarily reflects the net loss (not including foreign currency translation adjustments) for those periods of $224,269 and $402,877 respectively, which was reduced in part by non-cash stock-based compensation of $29,032 and $470 respectively, interest and beneficial expenses on convertible bonds $4,800 and $14,225 respectively, and reduced by cash provided due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of $133,841 and $(85,786), respectively.

Net Cash Used in Investing Activities for the six months period ended June 30, 2013 and June 30, 2012

Net cash used in investing activities was $20,810, and $9,464 for the 6 month period ended June 30, 2013 and 2012 respectively, and was used primarily to purchase R&D equipment, and fund deposits in respect of employees’ rights upon retirement.

Net Cash Used in Financing Activities for the six months period ended June 30, 2013 and June 30, 2012

Net cash provided by financing activities was $88,900, and $573,400 for the 6 month periods ended June 30, 2013 and 2012 respectively, which is attributable to capital raised.

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

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of June 30, 2013.

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

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by COSO, our management has concluded that our company has a material weakness in internal control over financial reporting as of June 30, 2013. The weakness exists with regard to segregation of duties, i.e. one employee does the accounting, accounts payable and banking transactions. Additionally, the Company does not have an audit committee to oversee the financial reporting and disclosure process. As a result, our internal controls were not effective at June 30, 2013.

Evaluation of the Company’s Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of June 30, 2013, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

Pimi Israel has recently opposed an application for patent, filed by third party with Israeli Patent Authority (IPA) which might jeopardize our recorded patents. In its opposition Pimi Israel argues that the patent application lacks novelty and is devoid of inventive step, as well as inequitable conduct from the third party’s side while hindering prior art from the IPA examiners. Following the IPA decision of May 19, 2013, Pimi Israel is awaiting the third party’s statement in response, to be submitted by August 19, 2013 (extendible).

ITEM 1A. Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes from the risk factors during the three months ended June 30, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

In May 2013 we attained several convertible loans in total amount of approximately $94,000 to finance our operations in the short term. The loans are bearing 10% interest and were raised from seven (7) Pimi's shareholders, including two controlling shareholders (Alon Carmel and Omdan Consulting and Instructing Ltd., the company owned by Mr. Eitan Shmueli and his wife Mrs. Vivy Shmueli). We issued a convertible debenture for each lender, secured by Pimi Israel guarantee of repayment and pledge on Pimi Israel patents in Israel and US. The loans shall be repaid on the earlier to occur: (i) raise of $1 million financing or (ii) 6 months as of the effective date. Each lender is entitled to convert the unpaid principal and the interest accrued into shares of our common stock, at a conversion price of $1.00 per share. In addition, for each dollar of his loan, each lender received a two years warrant to purchase a share of our common stock, at an exercise price of $1.00 per share.

ITEM 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (1)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (1)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (1)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (1)

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of August 2013.

PIMI AGRO CLEANTECH, INC.

By:	/s/ Ami Sivan
Ami Sivan
Chief Executive Officer
Principal Executive Officer

By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
Principal Accounting and Financial Officer

- 24 -