Form 10-Q
period 2013-09-30
PIMI AGRO CLEANTECH, INC.
filed 2013-11-18
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-35138

PIMI AGRO CLEANTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4684680
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Kibbutz Alonim

POBox 117
30049 Hutzot Alonim, Israel

(Address of principal executive offices)

+972 72 2116144

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

The number of shares of common stock outstanding as of September 30, 2013 was 9,336,487.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Condensed Consolidated Interim Financial Statements

as of September 30, 2013 (Unaudited)

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Condensed Consolidated Financial Statements

as of September 30, 2013 (Unaudited)

Table of Contents

Page

Condensed Consolidated Financial Statements

Balance Sheets	2

Statements of Operations and Comprehensive Loss	3

Statements of Changes in Stockholders’ Deficit	4 – 10

Statements of Cash Flows	11

Notes to Condensed Consolidated Financial Statements	12 – 16

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	3,461	33,484
Accounts receivable	73,042	138,040
Other current assets	32,781	29,409
Total current assets	109,284	200,933

Property and Equipment, Net	36,279	25,633

Funds in Respect of Employee Rights Upon Retirement	100,169	86,270

Total assets	245,732	312,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Credit from banking institutions	42,498	-
Accounts payable:
Trade	71,122	141,078
Other	429,820	212,854
Convertible Bonds	272,220	187,177
Total current liabilities	815,660	541,109

Series A Convertible Preferred Stock	-	571,225

Liability for Employee Rights Upon Retirement	100,627	86,704

Total liabilities	916,287	1,199,038

Stockholders’ Deficit

Common stocks of US$ 0.01 par value ("Common stocks"):
30,000,000 shares authorized as of September 30, 2013 and December 31, 2012; issued and outstanding 9,336,087 shares and 8,553,587 shares as of September 30, 2013 and December 31, 2012, respectively	93,360	85,535

Preferred stocks of US$ 0.01 par value ("Preferred stocks"):
600,000 shares authorized as of September 30, 2013 and December 31, 2012; issued and outstanding 0 shares as of September 30, 2013 and December 31, 2012	-	-
Additional paid in capital	4,716,195	4,100,695
Accumulated other comprehensive loss	(82,140)	(65,015)
Deficit accumulated during the development stage	(5,397,970)	(5,007,417)
Total stockholders' deficit	(670,555)	(886,202)
Total liabilities and stockholders’ deficit	245,732	312,836

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STAT EMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Nine month period ended September 30,		Three month period ended September 30,		Cumulative period from January 14, 2004 (date of inception) through September 30,
	2013	2012	2013	2012	2013(*)
	(unaudited)		(unaudited)		(unaudited)
Revenues from sales of products	246,605	172,949	64,541	44,654	1,601,886
Research and development expenses	(482,585)	(474,309)	(170,127)	(143,676)	(4,722,471)
General and administrative expenses, net	(131,218)	(214,756)	(57,277)	(45,822)	(1,957,075)
Operating loss	(367,198)	(516,116)	(162,863)	(144,844)	(5,077,660)
Financing expenses, net	(23,355)	(45,041)	(3,421)	(13,436)	(239,976)
Loss from continuing operations	(390,553)	(561,157)	(166,284)	(158,280)	(5,317,636)
Loss from discontinued operation, net	-	-	-	-	(80,334)
Loss for the period	(390,553)	(561,157)	(166,284)	(158,280)	(5,397,970)
Other comprehensive loss:
Foreign currency translation adjustments	(17,125)	(757)	(10,694)	(599)	(84,140)
Comprehensive loss for the period	(407,678)	(561,914)	(176,978)	(158,879)	(5,482,110)

Loss per share (basic and diluted) (Note 4)	(0.04)	(0.07)	(0.04)	(0.02)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

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

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)

Balance as of January 1, 2012	8,541,087	85,410	4,055,026	(61,768)	-	(4,311,675)	(233,007)
Loss for the year	-	-	-	-	-	(695,742)	(695,742)
Other comprehensive loss	-	-	-	(3,247)	-	-	(3,247)
Issuance of 12,500 common stock and warrants for cash of US$ 0.8 per share in March 2012	12,500	125	9,875	-	-	-	10,000
Stock based compensation	-	-	35,794	-	-	-	35,794
Balance as of December 31, 2012	8,553,587	85,535	4,100,695	(65,015)	-	(5,007,417)	(886,202)

Loss for the period	-	-	-	-		(390,553)	(390,553)
Other comprehensive loss	-	-	-	(17,125)	-	-	(17,125)
Conversion of Series A convertible preferred stock into common shares (**)	782,500	7,825	563,400	-	-	-	571,225
Amounts attributed to detachable warrants issued in connection with convertible bonds	-	-	15,518	-	-	-	15,518
Stock based compensation	-	-	36,582	-	-	-	36,582
Balance as of September 30, 2013 (unaudited)	9,336,087	93,360	4,716,195	(82,140)	-	(5,397,970)	(670,555)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

(**)	See Note 3A.

The accompanying capital notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Nine month period ended September 30,		Cumulative period from January 14, 2004 (date of inception) through September 30,
	2013	2012	2013(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:
Loss for the period	(390,553)	(561,157)	(5,397,970)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	6,072	5,537	53,125
Increase in liability for employee rights upon retirement	8,863	8,348	93,058
Stock based compensation	36,582	559	315,552
Interest on convertible bonds	4,800	9,601	108,047
Interest on stockholders loans	-	-	(2,409)
Issuance costs of convertible preferred stock	-	62,600	62,600
Change in fair value of convertible preferred stock	-	(54,775)	(54,775)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	70,617	133,660	(70,208)
Increase in other current assets	(1,693)	(40,028)	(125,398)
Decrease (increase) in accounts payable – trade	(75,453)	(30,937)	60,690
Decrease (increase) in accounts payable – other	199,434	(15,719)	444,901
Net cash used in operating activities generated from continuing operations	(141,331)	(482,311)	(4,512,787)
Net cash provided from operating activities generated from discontinued operations	-	-	80,334
Net cash used in operating activities	(141,331)	(482,311)	(4,432,453)

Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(8,863)	(9,537)	(91,673)
Purchase of property and equipment	(15,040)	(4,853)	(84,270)
Net cash used in investment activities	(23,903)	(14,390)	(175,943)

Cash flows from financing activities:
Credit from banking institution	41,310	-	38,695
Issuance of convertible preferred stock, net	-	563,400	563,400
Proceeds from issuance of common stock and warrants	-	10,000	3,319,267
Payment on account of shares	-	-	233,644
Proceeds from issuance of convertible bonds and warrants, net	93,900	-	253,708
Proceeds from loans from stockholders	-	-	194,083
Net cash provided by financing activities	135,210	573,400	4,602,797
Effect of exchange rate changes on cash and cash equivalents	1	(6,292)	9,060
Increase in cash and cash equivalents	(30,023)	70,407	3,461
Cash and cash equivalents at beginning of the period	33,484	22,446	-
Cash and cash equivalents at end of the period	3,461	92,853	3,461

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

Since its incorporation (April 1, 2009), the Company has not had any operations other than those carried out by Pimi Israel. The development and commercialization of Pimi Israel's products will require substantial expenditures. Pimi Israel and the Company have not yet generated sufficient revenues from their operations to fund the Group activities, and are therefore dependent upon external sources for financing their operations. There can be no assurance that Pimi Israel and the Company will succeed in obtaining the necessary financing to continue their operations. Since inception, the Company (and Pimi Israel) has incurred accumulated losses of US$ 5,397,970 and cumulative negative operating cash flow of US$ 4,432,453 and as of September 30, 2013, the stockholders deficit is US$ 670,555.

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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at September 30, 2013 and the results of its operations and cash flow for the nine and three month periods then ended.

The unaudited condensed interim financial statements were prepared on a basis consistent with the Company’s annual financial statements on Form 10-K for the year ended December 31, 2012. Results of operations for the nine and three month periods ended September 30, 2013 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2013.

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

ASC Topic 825-10, "Financial Instruments" defines financial instruments and requires disclosure of the fair value of financial instruments held or issued by the Company. The Company considers the carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities balances (including the convertible bonds), to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

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

The Company negotiates extension for additional 6 months of the convertible loans attained by it from its shareholders and due to be paid in November 2013, in total principal amount of approximately $94,000 and the interest accrued thereon. As of the date hereof, the Company has obtained consents of owners of approximately $69,000 of principal amount of loans.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4	- LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period.

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the nine and three month periods ended September 30, 2013 and 2012, respectively, are as follows:

	US dollars		US dollars
	Nine month period ended September 30,		Three month period ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net loss used for the computation of loss per share	390,553	561,157	166,284	158,280

	Number of shares		Number of shares
	Nine month period ended September 30,		Three month period ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Weighted average number of shares used in the computation of basic and diluted earnings per share	9.147,707	8,545,948	9,336,087	8,553,587

Total weighted average number of ordinary shares to be issued upon the exercise of outstanding options ,warrants and issued upon conversion of the convertible preferred stock were excluded from the calculations of diluted loss per share (*)	754,475	721,419	566,095	922,798

(*)	The effect of the inclusion of options, convertible bonds and convertible preferred stock for all reported periods was anti-dilutive.

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

Overview

The Company focuses on developing environmentally friendly solutions for extending storability and shelf life of vegetables and fruits. As of the date of this report, the Company develops, tests and markets four lines of products: (i) Citrus treatment line of products, which includes: CitruWash™, Super Clean™, CitrusGuard™ and FreshProtect™; (ii) Sweet Potatoes treatment line of products, which include SweetGuard™; (iii) Stored Table Potatoes treatment line of products which include SpuDefender™; and (iv) storage and control products for fruits and vegetables, which include: StorGuard™ for treatment of vegetables such as broccoli and cabbage, and OnionGuard™ for the treatment of Onions in storage. We have started the commercialization of six (6) of these products (CitrusGuard™, FreshProtect™, SpuDefender™, SweetGuard™, Super Clean™ and CitruWash™).

Currently, the Company is focused on solutions related to fresh citrus fruits, table potatoes and sweet potatoes. Based on recent statistics, citrus fruits are the most consumed fruits worldwide. The world fresh citrus market is estimated at over 50 million tons per annum. Potatoes are the fourth largest crop worldwide. According to the Food and Agriculture Organization of the United Nations, the total crop of the 20 major producers of Potatoes in 2011 was approximately 294 million metric tons (see: http://faostat.fao.org/site/339/default.aspx). We estimate that table potatoes, which our solution is currently aimed towards, are 30%-40% of the total world produced potatoes.

We develop cleansers and sanitizers for the treatment of fruits and vegetables on packing lines, as well as sprout and disease control products for stored fruits and vegetables.

We intend to provide our customers a comprehensive, environmentally-friendly solution for post-harvest treatment of fruits and vegetables, commencing with harvest and utilizing our products in different phases of the treatment process until their delivery to distributors. .

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

Leading retailers and agricultural regulatory bodies such as the European Commission of Health and Consumer Protection (the “European Commission" or the " EC") and the United States Environmental Protection Agency (the "EPA"), are increasingly focusing to reducing the use of residue chemicals in treating fruits, vegetables, seeds and soil in favor of environment-friendly alternatives.

In addition, organic food and organic agriculture is rapidly gaining momentum and is advocating chemical and residue-free use from growth, harvest to storage and maintenance. This is strengthened by the relatively new trend to consume low or non-residue produce, which have risen to 20%-25% of consumed produce in developed countries like the Netherlands.

The Company’s management believes that the trend in the market [as may be exhibited by market leaders such as Wal-Mart (see at: http://www.nytimes.com/2011/01/20/business/20walmart.html), Marks & Spencer, Tesco and Sainsbury in the UK and EDEKA chain in Germany] is to replace chemically treated fruits and vegetables ( which leave residue) with fruits and vegetables with no residue or low residue.

Losses of agricultural produce, as high as 30% in countries such as India and China, due to diseases and lack of efficient or effective supply chain management from the field to the stores, are exacerbated by the increasing demand for food produce. This is most notable in developing countries.

Accordingly, there is a significant need to find alternative solutions to current chemical treatments for pre- and post- harvest treatments of fruits and vegetables that will provide the following benefits:

•	Reduce spoilage and losses of produce;
•	Extend shelf-life and improve the quality of fruits, vegetables and grains;
•	Are non-residue and leave no harmful chemical by-products;
•	Are cost effective; and
•	Are approved for organically produced crops.

With millions of tons of stored fruits and vegetables annually world-wide, our management believes there is an immediate, addressable market for Pimi’s products. Through our extensive communications with retailers, we understand a shortage of fresh goods is a primary concern for these groups – thus the ability to improve storability is critical and valuable.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Total Net Sales: Total Net Sales increased $73,656 or 43% to $246,605 in the 9 months ended September 30, 2013 from $ 172,949 for the 9 months ended September 30, 2012. The increase is due to the commencement of sales of our products on a small commercial scale in Europe and the United States.

R&D Expenses: Total net R&D Expenses for the 9 months ended September 30, 2013 of $482,585 increased $8,276 or 2% from $474,309 for the 9 months ended September 30, 2012, due to increase in cost of materials in the amount of $30,869 driven by increase in sales (and materials utilized therein) and increase in cost of labor and professional services in the amount of $4,469, partially balanced by decrease in travel and other expenses in the amount of $27,062 mostly due to refund of travel expenses during the 9 months ended September 30, 2013

General and Administrative Expenses: General and administrative expenses decreased by $83,538 or 39% in the 9 months ended September 30, 2013 to $131,218 from $214,756 in the 9 months ended September 30, 2012 due to decrease in labor and professional fee expenses in the amount of $82,419 mostly due to decrease allowance to legal services, and decrease in other expenses in the amount of $1,119.

Loss from Operations: Loss from operations for the 9 months ended September 30, 2013 of $367,198 was down $148,918 or 29% from the loss from operations in the 9 months ended September 30, 2012 of $516,116 as a result of growth in sales ($73,656), decrease in G&A expenses ($83,538), partially balanced by increase in R&D expenses ($8,276).

Financing Expenses: Total financing expenses for the 9 months ended September 30, 2013 amounted to $23,355, which was $21,686 lower than our financing expenses of $45,041 in the 9 months ended September 30, 2012. This was mostly a result of decrease in convertible loans interest and beneficial in the amount of $22,285 partially balanced by increase in exchange rate expenses in the amount of $29 and increase in bank expenses and credit usage interest in the amount of $570.

Net Loss: Net loss of $390,553 in the 9 months ended September 30, 2013 was $170,604 or 30% lower than the net loss in the 9 months ended September 30, 2012 of $561,157 due to growth of sales ($73,656), decrease in G&A expenses ($83,538), and decrease in financing and foreign currency translation adjustments expenses of $21,686, partially balanced by increase in R&D expenses of $8,276.

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2012

Total Net Sales: Total Net Sales increased $19,887, or 45%, to $64,541 in the 3 months ended September 30, 2013 from $44,654 for the 3 months ended September 30, 2012. The increase is due to commencement of small scale sales in the US and Europe during the 3 months ended September 30, 2013.

R&D Expenses: Total net R&D Expenses for the 3 months ended September 30, 2013 of $170,127 increased $26,451, or 18%, from $143,676 for the 3 months ended September 30, 2012, due to increase in cost of materials in the amount of $27,923, driven by increase in sales (and materials utilized therein), increase in cost of labor and professional services in the amount of $8,958, partially balanced by decrease in travel, vehicle and other expenses in the amount of $10,430.

General and Administrative Expenses: General and administrative expenses increased by $11,455, or 25%, in the 3 months ended September 30, 2013 to $57,277 from $45,822 in the 3 months ended September 30, 2012 due to increase in labor and professional fee expenses of $10,900, and increase in other expenses of $555.

Loss from Operations: Loss from operations for the 3 months ended September 30, 2013 of $162,863 was up $18,019, or 12%, from the loss from operations in the 3 months ended September 30, 2012 of $144,844, due to the increase in R&D expenses of ($26,451) and increase in G&A expenses of $11,455, partially balanced by increase in sales of $19,887.

Financing Expenses: Total financing expenses in the 3 months ended September 30, 2013 amounted to $3,421, which was $10,015 lower than our financing expenses of $13,436 in the 3 months ended September 30, 2012. This was mostly a result of decrease in convertible loans interest expenses.

Net Loss: Net loss of $166,284 in the 3 months ended September 30, 2013 was $8,004, or 5%, higher than the net loss in the 3 months ended September 30, 2012 of $158,280 due to the increase in R&D expenses of $26,451, increase in G&A expenses of $11,455, partially balanced by increase in sales of $19,887, and decrease in financing expenses of $10,015.

Liquidity and Capital Resources

As of September 30, 2013, we had liabilities of $916,287 ($1,199,038 as of December 31, 2012). We used our credit lines in the amount of $42,498 ($0 usage as of December 31, 2012), $272,220 ($187,177 as of December 31, 2012) of Convertible Bonds and $0 ($571,225 as of December 2012) of series A convertible preferred stock, $257,224 ($293,261 as of December 31, 2012) of third party liabilities, and $344,345 ($147,375 as of December 31, 2012) was due to related parties. The amounts due to related parties are for consulting services and salaries.

As of September 30, 2013 we had unused credit lines in the sum of $16,964 and have $3,461 in cash. As of November 1, 2013 we had unused credit lines in the sum of $6,212 and had no cash. Our shortage in available cash flow led us to a delay in interest payments on our convertible preferred stock and payments for certain service providers; these payments will be delayed until additional funds are secured. Our executive officers have also agreed to a postponement of salary payments aggregating approximately $13,500 per month. Payments to our executive officers have been postponed since September 2012. Starting May 1, 2013 our executive officers and employees have agreed to a postponement of salary payments aggregating approximately $25,000 per month.

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

Since the Notice of Registration for FreshProtectTM has been obtained from the EPA, as well as from the California Department of Pesticide Regulation (CA DPR), the Company anticipates generating revenue from the sale of its products to post harvest service companies and packers in the United States, and in particular in the State of California, in addition to current revenues from the sale of its products in Israel. Thus, the Company anticipates that it will begin to realize material revenues in the Citrus season of 2013 (the fourth quarter of 2013), in anticipation of increased awareness and the resulting sale of its products and technologies.

In October 2013 the Company made its first commercial US sales of its products - CitruWashTM and FreshProtectTM – in amount of $42,000 for part of the month, to Decco Ltd., a recognized post-harvest service provider. The products will be utilized by a leading US citrus packer.  Realization of revenues in the US is subject to further successful commercialization of the Company’s products and, in other countries, subject to regulatory approval of the relevant regulator, in each country where we intend to deliver, distribute and sell our products, which we currently do not have (except for the State of Israel, and the U.S. for our FreshProtect™ and SpuDefender™).

Net Cash Used in Operating Activities for the nine months period ended September 30, 2013 and September 30, 2012

Net cash used in operating activities, generated from continuing operations was $141,331 and $482,311 for the nine months period ended September 30, 2013 and 2012, respectively. Net cash used in operating activities primarily reflects the net loss (not including foreign currency translation adjustments) for those periods of $390,553 and $561,157 respectively, which was reduced in part by non-cash stock-based compensation of $36,582 and $559 respectively, interest and beneficial expenses on convertible bonds of $4,800 and $17,426 respectively, and reduced by cash provided due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of $207,840 and $60,861, respectively.

Net Cash Used in Investing Activities for the nine months period ended September 30, 2013 and September 30, 2012

Net cash used in investing activities was $23,903, and $14,390 for the 9 months period ended September 30, 2013 and 2012 respectively, and was used primarily to purchase R&D equipment, and fund deposits in respect of employees’ rights upon retirement.

Net Cash Used in Financing Activities for the nine months period ended September 30, 2013 and September 30, 2012

Net cash provided by financing activities was $135,210, and $573,400 for the 9 month periods ended September 30, 2013 and 2012 respectively, which is attributable to capital raised in the amounts of $93,900 and $573,400 respectively, and credit lines from banking institutions in the amount of $41,310 and $0 respectively.

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

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of September 30, 2013.

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

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by COSO, our management has concluded that our company has a material weakness in internal control over financial reporting as of September 30, 2013. The weakness exists with regard to segregation of duties, i.e. one employee does the accounting, accounts payable and banking transactions. Additionally, the Company does not have an audit committee to oversee the financial reporting and disclosure process. As a result, our internal controls were not effective at September 30, 2013.

Evaluation of the Company’s Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of September 30, 2013, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

Pimi Israel has opposed an application for patent, filed by third party with Israeli Patent Authority (IPA) which might jeopardize our recorded patents. In its opposition Pimi Israel argues that the patent application lacks novelty and is devoid of inventive step, as well as inequitable conduct from the third party’s side while hindering prior art from the IPA examiners. Recently, the third party has requested to amend its applications, and the parties are in discussions regarding the procedures and proceedings applicable thereto.

ITEM 1A. Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes from the risk factors during the three months ended September 30, 2013.

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

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of November 2013.

PIMI AGRO CLEANTECH, INC.

By:	/s/ Ami Sivan
Ami Sivan
Chief Executive Officer
Principal Executive Officer

By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
Principal Accounting and Financial Officer