Form 10-K
period 2013-12-31
PIMI AGRO CLEANTECH, INC.
filed 2014-03-10
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35138

PIMI AGRO CLEANTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-4684680
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

POBox 360
3601201 Kiryat Tivon, Israel
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

As of February 1, 2014, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold of $0.80 was approximately $3,538,565. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of February 15, 2014 was 9,336,487.

DOCUMENTS INCORPORATED BY REFERENCE – Not applicable

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

PART I

ITEM 1. BUSINESS

Organization

Pimi Agro CleanTech, Inc. is a Delaware Corporation with one operating subsidiary, Pimi Agro CleanTech, Ltd, which is an Israeli Limited Company (“Pimi Israel”). The Company was formed on April 1, 2009, under the laws of the State of Delaware, and its subsidiary Pimi Israel was formed on January 2004 in the State of Israel under the name "Pimi Marion Holdings Ltd.", and has since changed its name to "Pimi Agro Cleantech Ltd.", in October 2008. The Company, through Pimi Israel, owns a patented technology for the pre and post-harvest treatment of fruits and vegetables utilizing environmentally friendly products.

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

The Company’s principal executive offices are located in Kibbutz Alonim, Israel, Our telephone number at our principal offices is 972-72-211-6144 and our local U.S. number is (310) 203-8278.

Overview

The Company focuses on developing environmentally friendly solutions for extending storability and shelf life of vegetables and fruits. As of the date of this report, the Company is engaged in developing, testing and marketing of four lines of products: (i) products that treat citrus fruits, such as CitruWash™ and Super Clean™, CitrusGuard™ and FreshProtect™; (ii) a product that treats sweet potatoes, SweetGuard™; (iii) a product that treats stored table potatoes SpuDefender™; and (iv) products that provide storage control  of fruits and vegetables, including StorGuard™ for treatment of vegetables such as broccoli and cabbage and OnionGuard™ for treatment of onions. We have started the commercialization of five of these products namely: the sanitizer CitrusGuard™, the disinfectant FreshProtect™, the sprout controller SpuDefender™ and the cleansers SweetGuard™ and Super Clean™ (or CitruWash™).

Based on recent statistics, citrus fruits are the most consumed fruits worldwide. The world fresh citrus market is estimated at over 50 million tons per annum. Potatoes are the fourth largest crop worldwide. According to the Food and Agriculture Organization of the United Nations, the total crop of  Potatoes in 2012 was approximately 368 million metric tons (see: http://faostat3.fao.org/faostat-gateway/go/to/download/T/TI/E). We estimate that table potatoes, which our solution is currently aimed towards, are 30%-40% of the total world produced potatoes. Sweet potatoes are the seventh largest crop in the world. According to the Food and Agriculture Organization of the United Nations, the total crop of the sweet potatoes during 2012 was approximately 104 million metric tons. According to the National Agricultural Statistics Service, USDA, the United States produced approximately 1.2 million metric tons of sweet potatoes during 2012, with a production value of $500 million.

We intend to provide our customers a comprehensive environmentally friendly solution for post-harvest treatment of fruits and vegetables, commencing with harvest thereof and utilizing our products in different phases of the treatment process until their delivery to distributors. Accordingly, as of the date of this report we are developing cleansers and sanitizers for treatment of fruits and vegetables on packing line, as well as sprout and disease control products for use when storing fruits and vegetables. We are also currently developing a device for preventing decay during shipment of fruits and vegetables.

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

Our Products and Technology

Treated Produce	Citrus Fruits	Sweet Potatoes	Potatoes	Onions
Sanitizers	CitrusGuard™ (Israel)	—	—	OnionGuard™
Disinfectant	FreshProtect™ (US)	—	—	—
Sprout Controller			SpuDefender™
Cleansers	SuperClean™ (Israel) CitruWash™ (US)	SweetGuard™	—	—

Citrus Treatment Products

The Citrus Industry- The Need to Replace Imazalil and TBZ

To date, many countries, including the United States and Israel, control green mold on Citruses, by applying the fungicides Ortho-phenyl Phenate (OPP or SOPP), Imazalil, and Thiabendazole (TBZ). Retailers’ demand to reduce the Maximum Residue Levels (MRL) of pesticides in their fresh fruits, has led producers to seek environmentally friendly solutions, such as ours, aimed to reduce levels of pesticide residues while extending shelf life. It was proven that the green mold has already developed resistance to the abovementioned fungicides, especially for Imazalil. Therefore, packers can no longer count only on them to effectively control decay pathogens.

The combination of these two factors created an urgent need to identify an alternative method for controlling green mold. Pimi’s solution may reduce the Imazalil level from today’s MRL of 5 ppm (part per million) to 1 ppm, without adding any fungicide material and while reducing yield losses.

Citrus Sanitizers and -Disinfectants - CitrusGuard™  and FreshProtect™

We have developed CitrusGuard™ (in Israel) and FreshProtect™ (in the US), which are both formulated to sanitize citrus fruits during packaging. These products were developed in order to replace the current residue treatments of fungicides, such as Imazalil. FreshProtect™ is mainly targeted to the U.S. market, while CitrusGuard™ is mainly targeted to the Israeli and other international markets.

On December 14, 2012, we received an unconditional Notice of Registration from the United States Environmental Protection Agency (the “EPA”) for FreshProtect™, which was issued on November 30, 2012 (the “EPA Approval”). On May 29, 2013 we received a certificate of registration for FreshProtect™ from the California Department of Pesticide Regulation (“CDPR”), which enables us to market and sell this product in California. CDPR has recently renewed this registration until December 31, 2014.

FreshProtect™ has been in development since 2009. In January 2011, we successfully concluded a commercial trial on easy peel citrus fruits in cooperation with Sun Pacific Inc. (“Sun Pacific”), one of the biggest suppliers of fruits and vegetables in the United States, leading in citrus and other products. In January-February 2013 we performed large-scale commercial trial with Sun Pacific, utilizing both CitruWash™ and FreshProtect™ in the treatment process on one packing line. The trial also involved Decco ltd., a leading US post-harvest services company, which is considered by our management as a potential distributor of our products. The results of this trial were successful, indicating that our products have prevented decay more efficiently in comparison to other current treatments and materials.

During the fourth quarter of 2013 our FreshProtect™ and CitruWash™ were commercially implemented by Decco, for the post-harvest treatment of clementines with Sun Pacific in Maricopa CA. Total sales to Decco during the fourth quarter of 2013 amounted to approximately $100,000. Total amount of produce treated with our products amounted to approximately 20,000 tons. Based on the tests conducted by Sun Pacific at the end of clementine season, Sun Pacific has recently expressed its satisfaction of the appearance of the produce which had been treated with FreshProtect™ and CitruWash™, updated us that it desires to implement our products on its clementine packing lines in upcoming clementine season (fourth quarter of 2014) and to further implement our products on lemon. However, Sun Pacific has stated that due to its extremely dry climate conditions, clementine’s 2013 season does not allow Sun Pacific to fully assess the efficacy of FreshProtect™ and CitruWash™, and therefore Sun Pacific intends to keep assessing FreshProtect™ and CitruWash™ performances under tougher climate conditions.

The Company has recently commenced an additional trial with Pace International LLC, another leading US post-harvest services company, which is considered by our management as a potential distributor of our products.

Simultaneously the Company is in negotiations with other post-harvest services companies for conducting efficacy proof tests, successful results of which will lead, as the Company believes, to an increase in sales of FreshProtect™ and CitruWash™.

In October 2011, we concluded a commercial trial on navel oranges with Paramount Inc. (“Paramount”), a leading packaging house based in California. Both trials were successful as they proved significant advantages of utilizing FreshProtect™ on citrus fruits in comparison to other current treatments and materials, while reducing the residue level of pesticides on the fruits to the level of less than 1.5 ppm (part per million), without adversely affecting the shelf life, quality, and quantity of the fruits. Such a significantly low residue level complies with the stringent standards of leading European food chains.

In March and April 2010, we successfully completed small scale trials, as well as commercial trials, applying CitrusGuard™, for the treatment of Mandarins, which is one of the most sensitive and problematic citrus fruits, as well as the treatment of  grapefruits. The trials were carried out with Mehadrin Ltd. (“Mehadrin”), the largest packing house in Israel, which exports citrus fruits to the United States and Europe. In these trials, CitrusGuard™ demonstrated superiority in extending shelf life, compared with the current treatment that is being used, which requires almost double the amount of pesticides to reach the required shelf life.

As a result of these commercial trials, Mehadrin has decided to commercially implement CitrusGuard™, in the treatment process utilized in its packing lines. Those lines pack mainly mandarins and grapefruits and small volumes of oranges and lemons. Mehadrin is also implementing Super Clean™ cleanser on its lines, as a part of our model of comprehensive treatment, which utilizes our products in different phases of the cleaning process. During the years 2012 and 2013 Mehadrin purchased our products in total aggregate amounts of approximately 70,000 and 90,000 liters respectively.

The recent results of additional trials that had been performed independently by Mehadrin indicated that our products had prevented decay more effectively in comparison to other current treatment materials utilized by Mehadrin. Accordingly, Mehadrin has recently resolved to replace their current treatment materials with Pimi’s products and have already placed additional orders with us. They have also sent letters of recommendation to their outsourcing packers, who process not only Mehadrin’s produce, but also the produce of their own. Following this recommendation, several additional packing houses in Israel have already commenced utilizing our products and several others entered into negotiations with us.

In addition, Mehadrin, one of our major clients, has recently alleged incurring certain damages, amounting to approximately $100,000, as a result of the unsuitability between the wax material implemented by Mehadrin and our products. However, based on the information and documentation in our possession, we believe that our products were implemented by Mehadrin not in compliance with our application protocol provided to Mehadrin. We have referred an appropriate request to our insurer regarding a possible insurance claim under our product liability policy, and are currently reviewing this matter further. However, our management believes considering the effect of the insurance in place, that the effect of these claims, if any, will not be significant.

Citrus Cleansers - SuperClean™ and CitruWash™

The cleanser SuperClean™ (in Israel) (also known as CitruWash™ in the US) is formulated to clean citrus fruits during packaging. The cleanser was developed to replace soap and Chlorine which are currently used as cleansers. A good cleaning practice reduces surface dirt and soil, which consequently reduces micro flora load prior to spreading the fruits with fungicides that prevents mold contamination.

CitruWash™ is mainly targeted to the US market, while and SuperClean™ is mainly targeted to the Israeli and other international markets; however, the products are identical and named differently for commercial reasons.

The regulatory agency that is responsible for regulating our products that make cleaning claims on raw agricultural commodities, such as CitruWash™, is the Food and Drug Administration (“FDA”).

Unlike the EPA, the FDA does not approve cleanser products. Instead, all of the ingredients comprising cleansing products must have the appropriate clearance, under the Federal Food, Drug and Cosmetic Act (“FFDCA”), for use on the target food commodities. All of the ingredients in CitruWash™ are compliant with the FFDCA. We have been advised by our regulatory counsel that CitruWash™ is classified as a cleanser under applicable U.S. laws and regulations.

Sweet Potatoes Treatment Products

SweetGuard™

SweetGuard™ is designed to clean the surface of sweet potatoes and improve the appearance of treated sweet potatoes. Cleaning the surface of sweet potatoes reduces decay, which may occur during storage, shipment and shelf life.

In January 2010, we completed our first commercial trial utilizing SweetGuard™ for the treatment of sweet potatoes.
The trials were carried out in two cooperative farms in Israel, having two separate packing houses that export sweet potatoes to Europe. The trials demonstrated SweetGuard’s™ efficacy in various areas of post-harvest treatment of crop coming from different growing soils. We were advised that consumers that were presented with treated and untreated sweet potatoes had preferred those which were cleaned with SweetGuard™.

Based on these trials, the two participating cooperative farms have decided to include SweetGuard™ in their regular packaging. Accordingly, approximately 12,000 and 14,000 tons of sweet potatoes were treated with SweetGuard™ in 2012 and in 2013 respectively.

In 2012 we successfully finalized several on-line commercial tests with leading sweet potato packers located in the U.S., and during 2013 received US purchase orders for SweetGuard™ in an aggregate amount of approximately $12,000.

Potato Treatment Products

The Potato Industry - the Need to Replace CIPC and prolong shelf life

Potatoes are the fourth largest crop in the world. According to the Food and Agriculture Organization of the United Nations, the total crop of Potatoes in 2012 was approximately 368 million metric tons. We estimate that table potatoes are 30%-40% of the total world produced potatoes. In developed countries around one third of the crop is used directly by households (table potatoes) and the rest are processed (and turned into chips/crisps and French fries). In non-developed countries, 80% of the crop is used as table potatoes and the rest as processed potatoes. Therefore we estimate that the annual crop of potatoes is divided between 35% table potatoes and 65% processed potatoes.

Stored potatoes begin sprouting, in most circumstances, after two to three months in storage. Effective sprout control is a major component of managing stored potatoes’ quality. Indeed, if proper sprout control is not maintained, tuber quality significantly decreases and the ability to store potatoes for extended periods of time is diminished. Sprouting causes high yield loss and low quality produce for consumers and for processing. Sprouting is also associated with the conversion of starch to sugars, which is undesirable in the processing industry, due to the darkening effect of fried products. In the table potatoes industry, visible sprouts on potatoes are unacceptable to consumers.

The primary method to control sprouting in storage is through post-harvest application of isopropyl N-(3-chlorphenyl) carbamate ("Chlorpropham" or "CICP") – a synthetic hormone that is used worldwide. For the toxic effects of CIPC see: http://pmep.cce.cornell.edu/profiles/extoxnet/carbaryl-dicrotophos/chlorpropham-ext.html.

Regulators such as the European Commission ("The EC") and United States EPA are advocating for substantial reduction of permitted maximum residues level of CIPC in crops, livestock and water. In 2008, the EU has issued a Directive (196/2008 of January 29, 2008) which sets the MRL of CIPC to 10mg per ton. The UK has recently regulated that potatoes treated with more than 36g of CIPC per ton should only be used for commercial processing. The British Potato Council along with the industry in the UK, have set a maximum of 63.75mg per ton for commercial processing.

In August 1996, a US EPA issued a federal Registration Eligibility Decision (RED) regarding the continued use of CIPC as sprout inhibitor of harvested stored potatoes. In 2002, EPA reduced the allowable level of CIPC on fresh potatoes from 50ppm to 30ppm per kg. EPA permitted residues as high as 40 ppm on wet peel potatoes, which go to life feed stock. Similar consequences of CIPC reassessment occurred in other potato-growing regions in the world, such as Canada and Australia. In Sweden CIPC has been banned for use since 2005. The aforementioned limitations emphasize the industry’s urgent need of products that will provide proper sprout control without leaving the toxic residues of CIPC. Our products are designed to provide same and meet the limitations introduced by the regulators worldwide.

SpuDefender ™

Pimi is developing the SpuDefender™ to substitute CIPC as a sprout inhibitor, while increasing shelf life and protecting quality. SpuDefender™ is a formulated STHP designed to inhibit sprouting in stored potatoes. SpuDefender™ is patent protected in several countries. It is applied to potatoes stored in storehouses, or on packing lines, by using Pimi’s proprietary storage application protocol which is based on a unique designed system of ultrasonic atomizers to provide maximum results.

SpuDefender™ is an environmental friendly external treatment, and therefore, after washing it leaves no residue. At the end of the application process, the active ingredient of SpuDefender™ decomposes into water and oxygen, unlike existing chemical alternatives, such as Isopropyl N-(3-chlorophenyl) Carbamate ("Chlorpropham" or "CIPC") (see “The Potato Industry - the Need to Replace CIPC and prolong shelf life” elsewhere in this report). As of the date of this report SpuDefender™ has proven to be effective in controlling decay in seed potatoes, while reducing the residue level of pesticides on treated potatoes. Our ability to evenly distribute the product in large storehouses (required to effectively substitute CIPC) is under further development and testing.

Other Fruits and Vegetables Storage Control Line of Products

StorGuard™

StorGuard™ was developed for extending the shelf life of stored fruits and vegetables, by reducing air pathogens in storage rooms. To improve storage conditions, StorGuard™ enriches storage rooms with Oxygen and humidity, which are key factors for good storability. The active ingredient of StorGuard™ is STHP, which has abilities to oxidize air spores [see EPA Hydrogen Peroxide (000595) Federal Register Notices at: http://www.epa.gov/pesticides/biopesticides/ingredients/fr notices/frnotices 000595.htm].

OnionGuard™

As of the date of this report management believes there is no known effective treatment to reduce Botrytis Neck Rot and Aspergillus Black Mold, which are the two main onion diseases. These two diseases can damage up to 40 percent of an onion harvest. In October 2009, we initiated a trial with Idaho State University and McCain Foods Limited (“McCain”) to extend storability of onions by using OnionGuard™ – a formula comprised of our StorGuard™. We ran a trial comparing OnionGuard™ to current storage methods. The trial was performed in cooperation with McCain, which stores onions for its onion rings production line and encountered storability problems. The results received in June 2010 demonstrated a 40% improvement in room temperature storability, as well as in cold temperature storability. Moreover, after six months of storage, defects were reduced from 35 percent to 15 percent. The trial’s results were presented to one of the leading retailers in the US who subsequently ordered a commercial test of 20,000 pounds of onions. Such a test started on October 2010, under the supervision of the Washington State University. Nevertheless, while initial results from January 2011 presented high performance of OnionGuard™, the test was never completed due to the release of the onions to the market prior to the receipt of final results.

Pimi anticipates starting EPA registration of OnionGuard™ once sufficient working capital is available to initiate the process.

Products planned for Research and Development

Pimi plans to extend its line of products in the coming years by investing substantial amounts of R&D in other fields, where we have identified a market need for environmental friendly solutions.

SeedGuard ™

Potatoes are susceptible to a variety of diseases that lower yields and tuber potentially causing significant losses in the quantities and quality of crops. Pathogens accumulate in successive cloning of tubers and in the soil used to grow them. Hence, sustainable potatoes production depends on a constantly renewed supply of disease-free planting material. According to numerous international regulations, seeds of all types must be disinfected to prevent the transfer of diseases between countries, between seeds, from seeds to soil, and between seeds and crop.

Tuber disinfection treatments are used to reduce seed borne diseases. Nevertheless, the use of organic mercury for this purpose was banned and the alternative treatments are ineffective against many of the pathogens. Moreover an increasing number of pathogens were found to be unaffected by any of these treatments (see Lea Tsror and al. "Survey of Bacterial and Fungal Seed borne diseases in Imported and Domestic Seed Tubers" (1999) at http://www.pimiagro.com/upload_pdf/1241461817_4.pdf).

Pimi has embarked on an R&D plan for potato-seed applications, hoping to develop an innovative, holistic and ecological solution to treat potato seeds throughout their lifecycle. This plan was approved for the receipt of grants from the Israeli Chief Scientist Office (see "Governmental Support" elsewhere in this report). SeedGuard’s™ long lasting disinfectant effect is designed to benefit seed producers and potato growers and replace existing aggressive chemical treatments which are not environmental friendly solutions.

Pimi’s management estimates that additional substantial R&D is required to tailor SeedGuard™ to specific seeds, which requires several years of work. Therefore, Pimi’s management has decided to postpone the development of this product until its other products are fully commercialized. Accordingly, as of the date of this report, SeedGuard’s™ development is delayed until sufficient funds are raised.

Performic Acid

Pimi has begun researching the field of performic acid-based, eco-friendly solutions (see “Intellectual Property” elsewhere in this report). Additionally, Pimi has consulted a leading global chemical producer for the purpose of exploring and evaluating the possibility of commercial development in this field.

Device for Treatment of Fruits and Vegetables in Transit

We are currently developing a disposable adjustable substance diffuser device, designed to utilize with our products on fruits and vegetables transported in containers. This unique solution shall prolong shelf life, reduce product deterioration losses and keep freshness of transported agriculture goods. Our management anticipates that, once developed, this product will be primarily demanded by those distributors that use long term and long distance maritime transportation methods.

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

We have decided to supply our products with stable Hydrogen Peroxide and at low concentration levels of only 4%-8%%, which is graded as low product risk. At this grade of risk the product should be transported by certified truck drivers, and the truck should be marked with special signs. The product should be transported together with Material Safety Data Sheets (MSDS) which show the dangers related to the product and the safety procedures, including how the product should be handled.

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

Pimi Israel has been granted certain funding with the International Projects and Tenders Fund under the Israeli Ministry of Industry, Trade and Labor for participation in FreshProtect™ and CitruWash™ US commercialization costs and expenses. Under this grant, we are entitled to reimbursement of certain costs incurred by us amounting to approximately NIS 150,000.

Intellectual Property

We have developed a significant intellectual property portfolio of patents. We believe that our intellectual property portfolio, coupled with our strategic relationships (see "Customers and Partners") and accumulated experience in the field, gives us an advantage over potential competitors.

In 2010 we filed two provisional patents covering new developed products and technologies which we started to implement at the end of 2011. In 2011 we filed an application pursuant to the Patent Cooperation Treaty (“PCT”), covering an environmentally friendly solution, implementing performic acid, for controlling decay of a very wide range of addible matters and for soil disinfection. As of the date of this report, following completion of the international PCT stage, we have started the registration of this patent in Israel, US and EU. In 2012 we filed an additional PCT application, with respect to a product aimed at improving the appearance of foods. As of the date of this report, following completion of the international PCT stage, we have started the process of registration of this patent, currently in Israel only. In 2013 we filed a PCT application for a disposable adjustable substance diffuser device, designed to utilize our products on fruits and vegetables transported in containers. We currently maintain the following patents (for the agreement of the transfer of the rights in the patents and patents applications to us, see "Certain Relations and Related Parties transaction"):

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

Regulatory Approval of Pimi's Products

The following description will relate to the countries in which the Company intends to sell its products:

Regulatory Process in the United States

Our products are regulated by both the EPA (Environmental Protection Agency) and FDA. The regulatory agency that has jurisdiction for a particular product depends on the claims that are made for the product. Accordingly, EPA is responsible for any of our products that claim microbial control on raw agricultural commodities, such as FreshProtect™. FDA is responsible for regulating any our products that make cleaning claims on raw agricultural commodities, such as CitruWash™.

The EPA registration process is governed by the pesticide statute, Federal Insecticide, Fungicide and Rodenticide Act or “FIFRA”. Under Section 3 of FIFRA, EPA registers or licenses pesticide products. The registration process involves registrants submitting a comprehensive data base of chemistry and safety data so that EPA can make a safety determination. On November 30, 2012, EPA registered FreshProtect™ in accordance with the provisions of Section 3 of FIFRA. In addition to federal registration of pesticides, all states in the U.S. require product registration pursuant to the applicable state laws. On May 29, 2013 we received a certificate of registration for FreshProtect™ from the California Department of Pesticide Regulation (“CDPR”), which enables us to market and sell this product in California. CDPR has recently renewed this registration until December 31, 2014. Finally, EPA in accordance with Section 409 of the Federal Food, Drug and Cosmetic Act or “FFDCA” and through the tolerance or tolerance exemption process is responsible for setting residue levels for pesticides that are applied to raw agricultural commodities. All of the ingredients contained in FreshProtect™ have the appropriate tolerance or tolerance exemption for residues that may result from the use of FreshProtect™.

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

We have received EPA approval for SpuDefender™ as well as approval of the State of Wisconsin, which enables us to sell SpuDefender™ for commercial use in this state.

Our SweetGuard™ is used as a cleaning agent on post-harvest sweet potatoes. As such, SweetGuard™ is regulated under both the Toxic Substances Control Act (“TSCA”) and FFDCA. Under both of these statutes, products are not approved or cleared but the individual components or substances comprising a product must be compliant with the provisions of each statute and their implementing regulations.

Pimi Agro has evaluated each component of SweetGuard and based on this evaluation has concluded that every component is compliant with the abovementioned provisions of TSCA and FFDCA and the corresponding implementing regulations.

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

The Joint Venture intends to market, sell and distribute Pimi's technology throughout the United States, on an exclusive basis, and throughout Canada and Mexico, on a non-exclusive basis. VegiSafe will market and handle the sales activities of the Joint Venture. VegiSafe intends to seek retailers and major distributors in the U.S., which will recommend its producers and suppliers to manufacture and supply CIPC-free potatoes, or CIPC-free potato products. The exclusivity of the Joint Venture is subject to certain milestones of annual sales. We will have 70% of the rights in the Joint Venture and will nominate two of its directors; VegiSafe will have 30% of the rights, and will nominate one director. We will grant a sub-license to the Joint Venture for the use of our patents and technology, relating to the products and to any new product developed by us, for the term of the Joint Venture.

In May 2009, Pimi and VegiSafe mutually agreed on continuation of the Joint Venture. Accordingly, VegiSafe’s exclusivity is subject to certain additional milestones.

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

The Joint Venture focused on SpuDefenderTM and therefore on August 9, 2010 we have signed an Addendum to the Agreement dated January 20, 2009 with VegiSafe, expanding JV’s activities to certain vegetables. In addition we have agreed to expand the activity of Joint Venture in the US to citrus fruits, provided that VegiSafe will bear all the costs and expenses, which in our opinion are reasonable for the progress of the distribution and the implementation of our CitrusGuard™ in the US.

In February 2014 we amended the terms and conditions of our cooperation with VegiSafe by expanding their activities for promotion of our STHP based technology worldwide, on an unexclusive basis. VegiSafe shall be entitled to certain percentage of our net revenues generated by a customer introduced by VegiSafe and shall bear certain costs and expenses related to our engagement with such customer.

As of the date of this report, VegiSafe introduced our products and technology to a major retail chain in the U.S. who has, in turn, introduced us to their suppliers of table potatoes, citruses, onions and sweet potatoes, in order for us to present to these suppliers the efficacy of our products. To date, VegiSafe is successfully continuing its promotion activities with this retail chain.

Mehadrin

Mehadrin Ltd.(“Mehadrin”) is the biggest distributor and exporter of Citrus fruits in Israel. Mehadrin is exporting approximately two thirds of the Israeli Citrus crop to Europe, US, Canada and the Far East. Mehadrin has its own orchards and packing houses and they also purchase packed fruits from other farmers and packing houses. We have started to work commercially with Mehadrin on October 2010, implementing our CitrusGuard™ on one packing line of Grapefruits. On January 2011 we have started treating with CitrusGuard™ additional 2 packing lines of Clementine. During the citrus seasons of 2011-2013 we have entered into additional packing lines, implementing also our SuperClean™. During the years  2012 and 2013 Mehadrin purchased our products in total aggregate amounts of approximately 70,000 and 90,000 liters respectively.  For additional information please see Citrus Sanitizers section elsewhere in this report.

Sun Pacific Inc.

Sun Pacific is one of the biggest suppliers of fruits and vegetables in the United States, leading in citrus and other products.

Pimi was introduced to Sun Pacific by a significant U.S. retailer, to whom Sun Pacific supplies its produce. From December 2010 through February 2013 we conducted several trials in Sun Pacific’s Mandarins packing house, at Maricopa CA, which is, to management’s best knowledge, the biggest clementine packing house in the U.S. In fourth quarter of 2013 our CitruWash™ and FreshProtect™ were utilized by Sun Pacific in commercial scales on certain of its packing lines. For additional information please see Citrus Sanitizers section elsewhere in this report.

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

Competition with our CitrusGuard™ and FreshProtect™

As of the date of this report we are not aware of any product which is non-residue and leaves no harmful chemical by-products while providing similar level of sanitizing  and/or disinfecting efficacy as our CitrusGuard™ and FreshProtect™. The manufacturers and distributors of Imazalil, such as Makhteshim Agan Industries and Janssen Pharmaceutica N.V are our major competitors in this field.

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

Corporate Development

Subject to additional fundraising and regulatory approvals, management plans to expand the Company’s activity to Chile, Turkey, Spain, South Africa and Morocco as the markets for our CitrusGuard™, FreshProtect™, CitruWash™ and SuperClean™, and mainly to the U.S. as our major market.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the years ended December 31, 2013, 2012, and 2011 our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the company.

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

In order to continue our operations, without expanding our activities, we estimate that we will need minimum capital in the sum of $500,000 for the period March 1, 2014 through the end of 2014. As of February 1, 2014 we used credit lines in the amount of $26,223 and had unused credit lines in the amount of $33,777. Currently our net burn rate is approximately $25,000 per month (not including delayed payments to executive officers and employees totaling to $25,000 per month). Thus, we need immediate additional investments.

On January 3, 2014 we filed an S-1 Registration Statement with the Securities and Exchange Commission in connection with an offering of up to $5,000,000 of Common Stock and common stock Class A Warrants, led by Sandlapper Securities as placement agent. The Registration Statement has yet to be declared effective by the Securities and Exchange Commission and is currently under review. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there by any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

Additional financings that we may require in the future will dilute the percentage ownership interests of our stockholders and may adversely affect our earnings and net book value per share. In addition, we may not be able to secure any such additional financing on terms acceptable to us, if at all.  Moreover, if we are unable to obtain such additional capital as discussed above, we will be required to stop our operations, and will resume our activities, only after capital is raised.

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

During the year ended December 31, 2013, we incurred net losses in the sum of $468,812. Since starting our operation in 2004 and until December 31, 2013 we incurred accumulated losses in the sum of $5,562,047. We expect to continue to incur losses for the fiscal year ended December 31, 2014. Continuing losses will have an adverse impact on our cash flow and may impair our ability to raise additional capital required to continue and expand our operations.

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

In such instances, we may suffer a decrease in revenues as a result of a smaller storage volume of rooms or shorter storage period. While as of December 31, 2013 climate change events did not influence us materially, we anticipate that once we will increase our operations, and certain territories will experience significant climate change, such as above-common rains, heat waves, dry air conditions, and unusually cold or prolonged cold weather conditions, such events may materially impact our financial results.

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

Because part of our operations is conducted in Israel and our management is located in Israel, our operations are directly affected by economic, political and military conditions affecting Israel. Specifically, we could be adversely affected by:

•	any major hostilities involving Israel;
•	risks associated with outages and disruptions of communications networks due to any hostilities involving Israel; and
•	a significant downturn in the economic or financial conditions in Israel.

As of the date of this report, a major part of our sales is made in Israel.

Political, economic and military conditions in Israel have a direct influence on us because our operations are located there. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially and adversely affect our operations. Several Arab countries still restrict business with Israeli companies and these restrictions may have an adverse impact on our operating results, financial condition or the expansion of our business. We could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses. The establishment in 2006 of a government in the Palestinian Authority by representatives of the Hamas militant group has created additional unrest and uncertainty in the area. In November 2012 and December 2008, Israel was engaged in an armed conflict with Hamas in the Gaza Strip, in the southern region of Israel. These and similar events have at times caused considerable damage to the Israeli economy. As a result of the political and military situation, Israel’s economy has at times suffered considerably. Ongoing or revived hostilities related to Israel may have a material adverse effect on our business and on our share price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company and its subsidiary currently lease office space at Kibbutz Alonim. The Company currently pays monthly rent of $1,126 (3,908 NIS) plus VAT per month pursuant to a 12 month lease started Jan 1, 2014 until December 31, 2014.

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

In 2012 Pimi Israel opposed an application for a patent, filed by a third party with the Israeli Patent Authority which might interfere with the use of our products when used in certain temperatures. In this opposition Pimi Israel argued that the third party’s patent application lacks novelty and is devoid of inventive step, and also stated the inequitable conduct from the third party’s side while hindering prior art from the IPA examiners. Following certain IPA procedures the third party has recently filed an amendment for its application, narrowing the requested patent coverage. Pimi Israel is requested to file its amended pleading prior to April 10, 2014.

In addition, Mehadrin, one of our major clients, has recently alleged incurring certain damages, amounting to approximately $100,000, as a result of the unsuitability between the wax material implemented by Mehadrin and our products. However, based on the information and documentation in our possession, we believe that our products were implemented by Mehadrin not in compliance with our application protocol provided to Mehadrin. We have referred an appropriate request to our insurer regarding a possible insurance claim under our product liability policy, and are currently reviewing this matter further. However our management believes, considering the effect of the insurance in place, that the effect of these claims, if any, will not be significant.

 ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In February 2010, our common stock began quotation on the OTC Bulletin Board under the symbol "PIMZ.OB".

Holders

As of December 31, 2013, the approximate number of stockholders of record of the Common Stock of the Company was 105.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Stock

In May 2013, the Company issued convertible notes totaling approximately $94,000 to finance its short-term operations. The loans bear interest of 10% and were issued to seven (7) of Pimi's shareholders, including two controlling shareholders (Alon Carmel; and Omdan Consulting and Instructing Ltd., a company owned by Mr. Eitan Shmueli and his wife Mrs. Vivy Shmueli). Each note is secured by Pimi Israel’s guarantee and a pledge on Pimi Israel’s patents in Israel and the U.S. The notes are repayable on the earlier to occur of: (i) a raise of $1 million financing or (ii) 6 months following the effective date. Each lender is entitled to convert the unpaid principal and the interest accrued into shares of the Company's common stock, at a conversion price of $1.00 per share. In addition, for each dollar, each lender received a two years warrant to purchase a share of the Company's common stock, at an exercise price of $1.00 per share. Further on, the Company and the lenders agreed on extension of the said loans and the interest accrued thereon for additional 6 months.

On March 9, 2013, all shares of our Series A Preferred Stock were automatically converted into the Common Stock and canceled; thereby, 782,500 shares of our Company’s Common Stock have been allocated and issued to former holders of Series A Preferred Stock.

On December 23, 2012, Pimi issued to Umidan Inc., an entity owned by Mr. Uri Sheinbaum, a warrant to purchase 56,250 shares of Pimi’s common stock with an exercise price of $0.80, exercisable until April 11, 2014, in consideration for its services rendered to Pimi. The Company has further extended this warrant until December 31, 2014.

On April 12, 2011 the Company entered into subscription agreements with an individual and two companies all of which are Israeli residents, pursuant to which the company issued 56,250 common stock shares for the total sum of $45,000 at a purchase price of $0.80 per share).

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

On March 8, 2012 the company entered into a subscription agreement with one individual residing in Israel for the total sum of $ 10,000 at a purchase price of $0.80 per share, and issued to this investor 12,500 shares of its Common Stock. For each share of Common Stock purchased, the investor or a third party on his behalf received a warrant with an exercise price of $0.80, exercisable until March 2, 2014. The Company has further extended these warrants until December 31, 2014.

On March 2, 2011 the Company entered into subscription agreements with 4 individuals residing in Israel for the total sum of $100,000 at a purchase price of $0.80 per share, and issued to the investors 125,000 shares of its Common Stock. For each share of Common Stock purchased, the investors received a warrant with an exercise price of $0.80, exercisable until March 2, 2013. The Company has further extended these warrants until December 31, 2014.

On January 24, 2011, the Company entered into an agreement with an individual residing in Israel and Israeli private investment company. Pursuant to this agreement, the investor invested a total aggregate sum of US $500,000, at a purchase price of $0.80 per share, and the Company issued to the investor 625,000 shares of its Common Stock. For each share of Common Stock purchased, the investor received a warrant with an exercise price of $0.80, exercisable until December 31, 2012. The Company extended this warrant until December 31, 2013 and further until December 31, 2014.

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

On December 28, 2010, the Company entered into an agreement with a California private company (the "Investor"). Pursuant to the agreement, the Investor invested a total aggregate sum of US$150,000, at a purchase price of US$0.80 per share, and the Company issued 187,500 shares of its common stock to the Investor (62,500 shares were issued in January 2011 for US$50,000, 62,500 shares were issued in February 2011 for US$50,000 and 62,500 were issued in March 2011 for US$50,000). For each share of Common Stock purchased, the Investor received a warrant, having an exercise price of US$0.80, exercisable for a period of three years from the date of issuance. On May 20, 2013 the warrants were extended for additional period ending December 31, 2014.

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

Overview

The Company focuses on developing environmentally friendly solutions for extending storability and shelf life of vegetables and fruits. Currently, the Company is focused on solutions related to fresh citrus fruits, table potatoes and sweet potatoes. As of the date of this report, the Company is engaged in developing, testing and marketing of four lines of products: (i) products that treat citrus fruits, such as CitruWash™ or in its other commercial name, Super Clean™, CitrusGuard™ and FreshProtect™; (ii) a product that treats sweet potatoes, SweetGuard™; (iii) a product that treats stored table ‘ SpuDefender™; and (iv) products that provide storage control  of fruits and vegetables, including StorGuard™ for treatment of vegetables such as broccoli and cabbage and OnionGuard™ for treatment of onions. We have started the commercialization of five of these products namely: the sanitizer CitrusGuard™, the disinfectant FreshProtect™, the sprout controller SpuDefender™ and the cleansers SweetGuard™ and Super Clean™ (or CitruWash™).

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

Results of Operations for the Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Total Net Sales: Total Net Sales increased $170,705 or 49% to $522,104 in 2013, from $351,399 in 2012. The increase is due to the commencing of sales of our products on small commercial scale in the US.

R&D Expenses: R&D Expenses for 2013 of $714,240 increased $25,170 or 4% from the $689,070 in 2012, due to increase in cost of materials in the amount of 55,354 caused by increase in sales, partially balanced by decrease in cost of labor and professional services in the amount of $2,943, and decrease in travel and other expenses in the amount of $27,241.

General and Administrative Expenses: General and administrative expenses decreased by $76,523 or 26% in 2013, to $218,532 from $295,055 in 2012, due to decrease in professional fee  in the amount of $68,502, and in cost of labor and others in the amount of $8,020.

Loss from Operations: Loss from operations for 2013 of $410,668 was down $222,058 or 35% from the loss from operations in 2012 of $632,726, mainly as a result of the increase in sales $170,705, decrease in G&A expenses $76,523, partially balanced by increase in R&D expenses $25,170.

Financing Expenses: Our total financing expenses in 2013 amounted to $58,144 and were $4,872 lower than our financing expenses of $63,016 in 2012.

Net Loss: Net loss of $468,812 in 2013 was $226,930 or 33% less than the net loss in 2012 of $695,742, mainly as a result of increase in sales $170,705, decrease in G&A expenses $76,523, partially balanced by increase in R&D expenses $25,170.

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

Liquidity and Capital Resources

As of December 31, 2013, we had liabilities of $1, 107,365 ($1,199,038 as of December 31, 2012), including $303,266  ($187,177 as of December 31, 2012) of Convertible Bonds and $0 ($571,225 as of December 31, 2012) of convertible preferred stock, $387,462  ($293,261 as of December 31, 2012) of third party liabilities, and $416,637 ($147,375as of December 31, 2012) was due to related parties. The amounts due to related parties are for consulting, services and salaries.

As of December 31, 2013 we used our credit lines in the amount of 43,312 and had cash in the sum of $13,082. As of Feb 1, 2014 we used our credit lines in the amount of $26,223, and had unused credit lines in the amount of $33,777. Our shortage in available cash flow led us to a delay in interest payments on our convertible preferred stock and payments for certain service providers; these payments will be delayed until additional funds are secured. Our executive officers have also agreed to a postponement of salary payments aggregating approximately $22,500 per month. Payments to our executive officers have been postponed since September 2012 in aggregating monthly amount of $12,500, which increased starting April 2013 to $22,500.

As of the filing date of this report, our net burn rate is approximately $25,000 per month (not including delayed payments to executive officers and employees in the amount of $25,000 per month). Our management is utilizing best efforts to reduce our burn rate and minimize Company expenses.

On January 3, 2014 we filed an S-1 Registration Statement with the Securities and Exchange Commission in connection with a best-efforts offering of up to $5,000,000 of Common Stock and Common Stock Class A Warrants, led by Sandlapper Securities as placement agent. The Registration Statement has yet to be declared effective by the Securities and Exchange Commission and is currently under review. To the extent we raise capital pursuant to such offering, a portion of such capital would be used towards general working capital as more fully described in the use of proceeds section of the registration statement. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there by any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

Since an unconditional Notice of Registration for FreshProtectTM has been obtained from the EPA, as well as from CDPR, and due to successful commercial implementation in Sun Pacific, the Company anticipates that additional customers will begin to buy the Company’s products and technologies in 2014 and thus the Company’s revenues, mainly generated in Israel as of the date of this report, will increase. Realization of revenues is subject to regulatory approval of the relevant regulator, in each country where we intend to deliver, distribute and sell our products, which we currently do not have, except for the State of Israel, and the U.S for our FreshProtect™ and SpuDefender™.

The Company’s management believes that the current trend in the markets to use environmentally friendly products, which are residue free or low residue, and to replace the subsisting chemicals, which leave high residues, together with the trend of the regulators to reduce the usage of high residue chemicals (such as CIPC, Imazalil and TBZ), will cause farmers and packing houses to prefer Pimi’s solutions. The Company has already begun commercial sales of certain of its products in the United States and anticipates that such sales will increase in the future.

The Company has sustained operating losses and its cash needs extend beyond its current resources. In addition, the Company does not have a reliable consistent source of future funding. These factors create an uncertainty about the Company’s ability to continue as a going concern. Moreover, the Company’s auditors report expresses substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to raise additional funds necessary to implement our business plan by means of public offering and to that end has recently filed the draft of S-1registration statement with the SEC. There are no assurances that such additional funds will be obtained by means of public offering.

The Company has not yet generated sufficient revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations.

Net Cash Used in Operating Activities for the years 2013 and 2012

Net cash used in operating activities continuing operations was $129,330 and $540,994 for the years ended December 31, 2013 and 2012, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities.

Net Cash Used in Investing Activities for the years 2013 and 2012

Net cash used in investing activities was $26,611 and $21,016, for the years ended December 31, 2013 and 2012, respectively, which was used primarily to purchase equipment (such as computers, and office equipment), and funds deposit in respect of employees rights upon retirement.

Net Cash Provided by Financing Activities for the years 2013 and 2012

Net cash provided by financing activities was $135,539 and $573,400 for the years ended December 31, 2013 and 2012, respectively, attributable to capital raised and issuance of convertible preferred stock ($93,900), and credit lines ($41,639).

Net Cash Used in Operating Activities for the years 2012 and 2011

Net cash used in operating activities continuing operations was $540,994 and $660,175 for the years ended December 31, 2012 and 2011, respectively. Net cash used in operating activities primarily reflects the net loss for those periods, which was reduced in part by depreciation and amortization, stock-based compensation and changes in operating assets and liabilities.

Net Cash Used in Investing Activities for the years 2012 and 2011

Net cash used in investing activities was $21,016and $12,865, for the years ended December 31, 2012 and 2011, respectively, which was used primarily to purchase equipment (such as computers, and office equipment), and funds deposit in respect of employees rights upon retirement.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

Consolidated Financial Statements
as of December 31, 2013

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

Consolidated Financial Statements
as of December 31, 2013

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	31

Consolidated Financial Statements

Balance Sheets	33

Statements of Operations and Comprehensive Loss	34

Statements of Changes in Stockholders’ Deficit	35 – 41

Statements of Cash Flows	42

Notes to Consolidated Financial Statements	43 – 66

Fahn Kanne & Co.
Head Office
Levinstein Tower
23 Menachem Begin Road
Tel-Aviv 66184, ISRAEL
P.O.B. 36172, 61361
Report of Independent Registered Public Accounting Firm
To the Stockholders of	T +972 3 7106666
PIMI AGRO CLEANTECH, INC.	F +972 3 7106660
(A Development Stage Company)	www.gtfk.co.il

We have audited the accompanying consolidated balance sheets of Pimi Agro Cleantech, Inc. (a development stage company) and subsidiary (hereinafter: the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2013 and for the cumulative period from January 14, 2004 (date of inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Board of Directors and management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pimi Agro Cleantech, Inc. and subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 and for the cumulative period from January 14, 2004 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage as defined in FASB Accounting Standards Codification (ASC) Topic 915, "Development Stage Entities". It has not yet generated sufficient revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2013, the Company has incurred accumulated losses of US$ 5,562,047, stockholders' deficit of US$ 746,708 and cumulative negative operating cash flow of US$ 4,420,452. These factors among others, as discussed in Note 1 to the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

S/FAHN KANNE & CO. GRANT THORNTON ISRAEL
Certified Public Accountants (Isr.)

Tel-Aviv, Israel
March 10, 2014

Certified Public Accountants
Fahn Kanne & Co. is the Israeli member firm of Grant Thornton International Ltd

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	13,082	33,484
Accounts receivable	190,199	138,040
Other current assets (Note 3)	18,128	29,409
Total current assets	221,409	200,933

Property and Equipment, Net (Note 4)	34,553	25,633

Funds in Respect of Employee Rights Upon Retirement	104,695	86,270
Total assets	360,657	312,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term loan from banking institution (Note 6)	43,312	-
Accounts payable:
Trade (Note 5A)	120,145	141,078
Other (Note 5B)	534,933	212,854
Convertible Bonds (Note 7)	303,266	187,177
Total current liabilities	1,001,656	541,109

Series A Convertible preferred stock (Note 8)	-	571,225

Liability for employee rights upon retirement	105,709	86,704
Total liabilities	1,107,365	1,199,038

Commitments (Note 9)
Stockholders’ Deficit (Note 10)
Common stocks of US$ 0.01 par value ("Common stocks"):
30,000,000 shares authorized as of December 31, 2013 and 2012; issued and outstanding 9,336,087 shares and 8,553,587 shares as of December 31, 2013 and 2012, respectively	93,360	85,535
Preferred stocks of US$ 0.01 par value ("Preferred stocks"):
600,000 shares authorized as of December 31, 2013 and 2012; issued and outstanding 0 shares as of December 31, 2013 and 2012	-	-
Additional paid in capital	4,809,501	4,100,695
Accumulated other comprehensive loss	(87,522)	(65,015)
Deficit accumulated during the development stage	(5,562,047)	(5,007,417)

Total stockholders' deficit	(746,708)	(886,202)

Total liabilities and stockholders’ deficit	360,657	312,836

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Year ended December 31,			Cumulative period from January 14, 2004 (date of inception) through December 31,
	2013	2012	2011	2013(*)

Revenues from sales of products	522,104	351,399	460,089	1,877,385
Research and development expenses (Note 11)	(714,240)	(689,070)	(698,300)	(4,954,126)
General and administrative expenses (Note 12)	(218,532)	(295,055)	(298,980)	(2,044,389)
Operating loss	(410,668)	(632,726)	(537,191)	(5,121,130)
Financing expenses, net	(58,144)	(63,016)	(69,675)	(274,765)
Loss from continuing operation	(468,812)	(695,742)	(606,866)	(5,395,895)
Loss from discontinued operation, net	-	-	-	(80,334)
Loss for the period	(468,812)	(695,742)	(606,866)	(5,476,229)
Other comprehensive income (loss):
Foreign currency translation adjustments	(22,507)	(3,247)	8,114	(87,522)
Comprehensive loss for the period	(491,319)	(698,989)	(598,752)	(5,563,751)

Loss per share (basic and diluted) (Note 14)	(0.06)	(0.08)	(0.07)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*)

	US Dollars (except share data)
						Deficit
				Accumulated		accumulated
	Common stock			other	Receipts on	during the	Total
	Number		Additional	comprehensive	account of	development	stockholders
	of shares	Amount	paid in capital	income (loss)	shares	stage	equity (deficit)
January 14, 2004 (date of inception)	-	-	-	-	-	-	-
120,000 common stock issued for cash of US$ 0.002 per share	120,000	1,200	(932)	-	-	-	268
Balance as of December 31, 2004	120,000	1,200	(932)	-	-	-	268

Loss for the year	-	-	-	-	-	(223,285)	(223,285)
Other comprehensive (loss) income	-	-	-	5,989	-	-	5,989
Receipts on account of shares	-	-	-	-	100,000	-	100,000
Balance as of December 31, 2005	120,000	1,200	(932)	5,989	100,000	(223,285)	(117,028)

Loss for the year	-	-	-	-	-	(831,415)	(831,415)
Other comprehensive (loss) income	-	-	-	(12,748)	-	-	(12,748)
Issuance of 25,200 common stock for cash of US$ 7.50 per share on January 2, 2006	25,200	252	188,748	-	(100,000)	-	89,000
Issuance of 24,000 common stock for cash of US$ 7.56 per share on July 19, 2006	24,000	240	181,293	-	-	-	181,533
Issuance of 72,000 common stock for cash of US$ 7.53 per share on December 28, 2006	72,000	720	541,600	-	-	-	542,320
Issuance of 1,688 common stock for cash of US$ 8.33 per share on December 28, 2006	1,688	17	14,043	-	-	-	14,060
Receipts on account of shares	-	-	-	-	33,644	-	33,644
Balance as of December 31, 2006	242,888	2,429	924,752	(6,759)	33,644	(1,054,700)	(100,634)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
						Deficit
				Accumulated		accumulated
	Common stock			other	Receipts on	during the	Total
	Number		Additional paid	comprehensive	account of	development	stockholders
	of shares	Amount	in capital	income (loss)	shares	stage	equity (deficit)

Loss for the year	-	-	-	-	-	(341,453)	(341,453)
Other comprehensive (loss) income	-	-	-	(23,206)	-	-	(23,206)
Issuance of 8,708 common stock for cash of US$ 2.37 per share, 30,006 common stock for cash of US$ 3.28 per share, 7,754 common stock for cash of US$ 0.0025 per share and 591 common stock for cash of US$ 3.45 per share in April 2007	47,059	471	119,375	-	(33,644)	-	86,202
Issuance of 6,937 common stock for cash of US$ 4.10 per share in June 2007	6,937	69	28,339	-	-	-	28,408
Issuance of 747,390 common stock for cash of US$ 0.078 per share in July 2007	747,390	7,474	51,061	-	-	-	58,535
Issuance of 996,520 common stock for cash of US$ 0.024 per share in August 2007	996,520	9,965	14,007	-	-	-	23,972
Issuance of 996,520 common stock for cash of US$ 0.024 per share in November 2007	996,520	9,965	15,212	-	-	-	25,177
Issuance of 996,520 common stock for cash of US$ 0.0026 per share in December 2007	996,520	9,965	(7,405)	-	-	-	2,560
Receipts on account of shares	-	-	-	-	100,000	-	100,000
Balance as of December 31, 2007	4,033,834	40,338	1,145,341	(29,965)	100,000	(1,396,153)	(140,439)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
						Deficit
				Accumulated		accumulated
	Common stock			other	Receipts on	during the	Total
	Number		Additional paid	comprehensive	account of	development	stockholders
	of shares	Amount	in capital	income (loss)	shares	stage	equity (deficit)

Loss for the year	-	-	-	-	-	(602,994)	(602,994)
Other comprehensive (loss) income	-	-	-	109	-	-	109
Issuance of 716,589 common stock for cash of US$ 0.041 per share in February 2008	716,589	7,166	22,370	-	-	-	29,536
Issuance of 235,334 common stock for cash of US$ 0.72 per share in February 2008	235,334	2,353	166,600	-	(100,000)	-	68,953
Issuance of 291,515 common stock for cash of US$ 0.69 per share in June 2008	291,515	2,915	197,085	-	-	-	200,000
Issuance of 310,382 common stock for cash of US$ 0.71 per share in September 2008	310,382	3,104	216,161	-	-	-	219,265
Issuance of 444,004 common stock for cash of US$ 0.74 per share in November 2008	444,004	4,440	323,548	-	-	-	327,988
Stock based compensation	-	-	43,767	-	-	-	43,767
Balance as of December 31, 2008	6,031,658	60,316	2,114,872	(29,856)	-	(1,999,147)	146,185

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
						Deficit
				Accumulated		accumulated
	Common stock		Additional	other	Receipts on	during the	Total
	Number		paid in	comprehensive	account of	development	stockholders
	of shares	Amount	capital	income (loss)	shares	stage	equity (deficit)
Loss for the year	-	-	-	-	-	(1,076,624)	(1,076,624)
Other comprehensive (loss) income	-	-	-	(11,810)	-	-	(11,810)
Issuance of 26,399 common stock for cash of US$ 1.33 per share in January 2009	26,399	264	34,721	-	-	-	34,985
Issuance of 3,373 common stock for cash of US$ 1.33 per share in March 2009	3,373	34	24,966	-	-	-	25,000
Issuance of 201,972 common stock for cash of US$ 0.73 per share in March 2009	201,972	2,020	122,980	-	-	-	125,000
Issuance of 45,328 common stock for cash of US$ 1.32 per share in March 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 4,459 common stock for cash of US$ 1.32 per share in April 2009	4,459	45	5,516	-	-	-	5,561
Issuance of 45,328 common stock for cash of US$ 1.32 per share in June 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 40,000 common stock for cash of US$ 1.35 per share in June 2009	40,000	400	53,600	-	-	-	54,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in August 2009	20,000	200	26,800	-	-	-	27,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in September 2009	20,000	200	26,800	-	-	-	27,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in October 2009	35,000	350	46,900	-	-	-	47,250
Issuance of 45,330 common stock for cash of US$ 1.32 per share in October 2009	45,330	453	59,547	-	-	-	60,000
Issuance of 54,263 common stock for cash of US$ 1.35 per share in November 2009	54,263	542	68,193	-	-	-	68,735
Stock based compensation	-	-	91,077	-	-	-	91,077
Balance as of December 31, 2009	6,573,110	65,730	2,795,066	(41,666)	-	(3,075,771)	(256,641)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
						Deficit
				Accumulated		accumulated
	Common stock		Additional	other	Receipts on	during the	Total
	Number		paid in	comprehensive	account of	development	stockholders
	of shares	Amount	capital	income (loss)	shares	stage	equity (deficit)
Loss for the year	-	-	-	-	-	(629,038)	(629,038)
Other comprehensive (loss) income	-	-	-	(28,216)	-	-	(28,216)
Issuance of 3,225 common stock for cash of US$ 1.55 per share in February 2010	3,225	32	4,968	-	-	-	5,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in February 2010	35,000	350	46,900	-	-	-	47,250
Issuance of common stock and warrants, net of issuance costs in August 2010 (**)	385,108	3,851	197,215	-	-	-	201,066
Issuance of 134,121 common stock for cash of US$ 0.6 per share in December 2010	134,121	1,341	76,118	-	-	-	77,459
Amounts attributed to detachable warrants issued in connection with convertible bonds (***)	-	-	41,208	-	-	-	41,208
Beneficial conversion feature on convertible bonds (***)	-	-	41,207	-	-	-	41,207
Stock based compensation (****)	30,000	300	82,046	-	-	-	82,346
Balance as of December 31, 2010	7,160,564	71,604	3,284,728	(69,882)	-	(3,704,809)	(418,359)

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

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
						Deficit
				Accumulated		accumulated
	Common stock		Additional	other	Receipts on	during the	Total
	Number		paid in	comprehensive	account of	development	stockholders
	of shares	Amount	capital	income (loss)	shares	stage	equity (deficit)
Loss for the year	-	-	-	-	-	(606,866)	(606,866)
Other comprehensive income	-	-	-	8,114	-	-	8,114
Issuance of 125,000 common stock and warrants for cash of US$ 0.8 per share in January 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 125,000 common stock and warrants for cash of US$ 0.8 per share in February 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 250,000 common stock and warrants for cash of US$ 0.8 per share in March 2011	250,000	2,500	197,500	-	-	-	200,000
Issuance of 368,750 common stock and warrants for cash of US$ 0.8 per share in April 2011	368,750	3,688	291,312	-	-	-	295,000
Issuance of 125,000 common stock and warrants for cash of US$ 0.8 per share in May 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 12,500 common stock and warrants for cash of US$ 0.8 per share in September 2011	12,500	125	9,875	-	-	-	10,000
Issuance of 62,500 common stock and warrants, and payment of US$ 50,000 in cash to a service provider as equity issuance costs	62,500	625	(50,625)	-	-	-	(50,000)
Exercise of options	311,773	3,118	-	-	-	-	3,118
Stock based compensation	-	-	25,986				25,986
Balance as of December 31, 2011	8,541,087	85,410	4,055,026	(61,768)	-	(4,311,675)	(233,007)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
						Deficit
				Accumulated		accumulated
	Common stock		Additional	other	Receipts on	during the	Total
	Number		paid in	comprehensive	account	development	stockholders
	of shares	Amount	capital	income (loss)	of shares	stage	equity (deficit)
Loss for the year	-	-	-	-	-	(695,742)	(695,742)
Other comprehensive loss	-	-	-	(3,247)	-	-	(3,247)
Issuance of 12,500 common stock and warrants for cash of US$ 0.8 per share in March 2012	12,500	125	9,875	-	-	-	10,000
Stock based compensation	-	-	35,794	-	-	-	35,794
Balance as of December 31, 2012	8,553,587	85,535	4,100,695	(65,015)	-	(5,007,417)	(886,202)

Loss for the year	-	-	-	-	-	(468,812)	(468,812)
Other comprehensive loss	-	-	-	(22,507)	-	-	(22,507)
Conversion of Series A convertible preferred stock into common shares during March 9, 2013 (**)	782,500	7,825	563,400	-	-	-	571,225
Modification of the conversion terms of warrants (****)	-	-	85,818	-	-	(85,818)	-
Amounts attributed to detachable warrants issued in connection with convertible bonds(***)	-	-	15,518	-	-	-	15,518
Stock based compensation	-	-	44,070	-	-	-	44,070
Balance as of December 31, 2013	9,336,087	93,360	4,809,501	(87,522)	-	(5,562,047)	(746,708)

(*)
As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

(**)	See Note 8.

(***)	See Note 7.

(****)	See Note 2T.

The accompanying notes are an integral part of the consolidated financial statements.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
				Cumulative
				period from
				January 14, 2004
				(date of inception)
				through
	Year ended December 31,			December 31,
	2013	2012	2011	2013(*)
Cash flows from operating activities:
Loss for the period	(468,812)	(695,742)	(606,866)	(5,476,229)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	8,442	7,368	8,693	55,495
Increase in liability for employee rights upon retirement	11,979	11,169	18,802	96,174
Stock based compensation	44,070	35,794	25,986	323,040
Interest on convertible bonds	37,707	12,821	48,086	140,954
Interest on stockholders loans	-	-	-	(2,409)
Issuance costs of convertible preferred stock	-	62,600	-	62,600
Change in fair value of convertible preferred stock	-	(54,775)	-	(54,775)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(40,127)	51,588	(71,796)	(180,952)
Decrease (increase) in other current assets	12,981	(6,198)	29,706	(110,724)
Increase (decrease) in accounts payable – trade	(30,363)	(7,304)	(8,335)	105,780
Increase (decrease) in accounts payable – other	294,793	41,685	(104,451)	540,260
Net cash used in operating activities continuing operations	(129,330)	(540,994)	(660,175)	(4,500,786)
Net cash provided by operating activities discontinued operations	-	-	-	80,334
Net cash used in operating activities	(129,330)	(540,994)	(660,175)	(4,420,452)

Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(11,453)	(16,146)	(11,156)	(94,263)
Purchase of property and equipment	(15,158)	(4,870)	(1,709)	(84,388)
Net cash used in investment activities	(26,611)	(21,016)	(12,865)	(178,651)

Cash flows from financing activities:
Credit from banking institution	-	-	(62,632)	(2,615)
Short-term loan from banking institute	41,639	-	-	41,639
Issuance of convertible preferred stock, net	-	563,400	-	563,400
Proceeds from issuance of common stock and warrants	-	10,000	758,118	3,319,267
Payment on account of shares	-	-	-	233,644
Proceeds from issuance of convertible bonds and warrants, net	93,900	-	-	253,708
Proceeds from loans from stockholders	-	-	-	194,083
Net cash provided by financing activities	135,539	573,400	695,486	4,603,126
Effect of exchange rate changes on cash and cash equivalents	-	(352)	-	9,059
Increase (decrease) in cash and cash equivalents	(20,402)	11,038	22,446	13,082
Cash and cash equivalents at beginning of the period	33,484	22,446	-	-
Cash and cash equivalents at end of the period	13,082	33,484	22,446	13,082

Supplementary information on financing activities not involving cash flows:
On March 9, 2013, all issued and outstanding shares of Series A Preferred Stock in an amount of US$ 571,225, have been automatically converted into 782,500 Common Stock.

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

Since its incorporation (April 1, 2009), the Company has not had any operations other than those carried out by Pimi Israel. The development and commercialization of Pimi Israel's products will require substantial expenditures. Pimi Israel and the Company have not yet generated sufficient revenues from their operations to fund the Group activities, and are therefore dependent upon external sources for financing their operations. There can be no assurance that Pimi Israel and the Company will succeed in obtaining the necessary financing to continue their operations. Since inception, the Company (and Pimi Israel) has incurred accumulated losses of US$ 5,562,047, stockholders' deficit of US$ 746,708 and cumulative negative operating cash flow of US$ 4,420,452.

During 2012, the Group raised funds via issuance of Series A convertible preferred stock in a total amount of US$ 563,400 (net of related expenses). As described in Note 8, during March 2013, the preferred stock have been converted into common stock.

The Company will need to secure additional capital in the future in order to meet its anticipated liquidity needs primarily through the sale of additional Common Stock or other equity securities and/or debt financing. Funds from these sources may not be available to the Company on acceptable terms, if at all, and the Company cannot give assurance that it will be successful in securing such additional capital.

The Company focuses its solutions towards vegetables and fruits which are considered the largest in terms of worldwide consumption. Among other things, the Company tries to cooperate with major fruit packing houses in Israel and abroad. As of balance sheet date, the Company had not signed any significant agreements. See also D below.

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

D.
On January 3, 2014 the Company filed an S-1 Registration Statement with the Securities and Exchange Commission in connection with an offering of up to $5,000,000 of Common Stock and common stock Class A Warrants, led by a placement agent. The Registration Statement has yet to be declared effective by the Securities and Exchange Commission and is currently under review.

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

	Year ended December 31,
	2013	2012	2011
Official exchange rate of NIS 1 to US dollar	0.288	0.268	0.262

B.	Principles of consolidation

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

2.	Rates of depreciation:

%
Computers	33
Furniture and office equipment	7-15
Vehicles	15

F.	Impairment of long-lived assets

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

Severance expenses for the years ended December 31, 2013, 2012 and 2011, amounted to US$ 11,979, US$ 11,169 and US$ 18,802, respectively.

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

Royalty-bearing grants from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel (the "OCS") for funding approved research and development projects are recognized at the time Pimi Israel is entitled to such grants, on the basis of the costs incurred and included as a reduction of research and development costs. The cumulative research and development grants recognized since inception amount to US$ 121,753 as at December 31, 2013.

As of December 31, 2013, the Company has not accrued any royalties, since no revenues were recognized in respect of the funded projects.

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

ASC Topic 825-10, "Financial Instruments - overall" defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities balances, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

As the maturity date of the Convertible bonds has been reached and accordingly, based on their contractual terms such notes they are repayable as of December 31, 2013, and as the exercise price is higher than the estimated fair value of common shares, the carrying amount of the convertible bonds approximate their fair values.

As described in Note 2R below, as of December 31, 2012, the Series A Convertible preferred stock were accounted for as a derivative liability and therefore were measured at fair value (During 2013, such preferred stock were converted into common stock).

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

As of December 31, 2012, the balance of Series A Convertible preferred stock were measured at fair value. The fair value measurement of such financial liability was classified as level 3.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2        -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

R.	Convertible preferred stock

The Company has considered the provisions of ASC Topic 815, "Derivatives and Hedging", and ASC Topic 470, "Debt" and determined that due to the conversion terms of the convertible preferred stock, they cannot be classified as equity instrument. Accordingly, the convertible preferred stock were classified as a derivative liability and measured at fair value through earnings (During 2013, the preferred stock were converted into common stock). Costs incurred to issue the convertible proffered stock were expensed as incurred. See also Note 8.

S.	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivables. Cash and cash equivalents are deposited with major banks in Israel and the United States of America. Management believes that such financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments. The accounts receivables balance consists of a limited number of customers. However, management believe that the credit risk of such balances is insignificant.

The Company has no significant off-balance-sheet concentration of credit risk.

T.	Modification of the conversion terms of warrants

Modification of the conversion terms of warrants with no consideration represent a dividend to warrants holders and therefore was accounted for in a similar manner to a stock dividend. Accordingly, the addition to the fair value of the warrants at the date of modification (i.e. the excess, if any, of the fair value of the warrants based on the modified terms over the fair value of the warrants based on the original terms immediately before the terms were modified) was transferred from "Deficit Accumulated during the development stage" to "Additional paid-in capital". The fair value of the warrants was determined using the Black-Scholes pricing model.

U.	Recently issued accounting pronouncements

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

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 2        -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

U.	Recently issued accounting pronouncements (cont.)

3.	ASC Topic 830, Foreign "Currency Matters"

In March 2013, the FASB issued Accounting Standards Update 2013-5, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-5").

ASU 2013-5 clarifies among other things that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in-substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.

 For public companies, the amendments in this Update will be effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The adoption of the standard is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

NOTE 3        -   OTHER CURRENT ASSETS

	US dollars
	December 31,
	2013	2012

Prepaid expenses	3,804	15,950
Government Institutions	3,278	3,048
Others (*)	11,046	10,411
	18,128	29,409

(*) Related parties	4,998	6,458

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4        -   PROPERTY AND EQUIPMENT, NET

	US dollars
	December 31,
	2013	2012

Computers	24,732	24,732
Furniture and office equipment	52,958	49,071
Vehicles	13,475	-
	91,165	73,803

Less – accumulated depreciation	(56,612)	(48,170)
	34,553	25,633

In the years ended December 31, 2013, 2012 and 2011, depreciation was US$ 8,442, US$ 7,368 and US$ 8,693, respectively, and additional property and equipment were purchased in an amount of US$ 15,158, US$ 4,870 and US$ 1,709, respectively.

NOTE 5        -   ACCOUNTS PAYABLE

A.	Trade
	US dollars
	December 31,
	2013	2012

Open accounts	107,768	107,236
Checks payable	12,377	33,842
	120,145	141,078

B.      Other

	US dollars
	December 31,
	2013	2012

Employees and related institutions	96,538	48,136
Government Institutions	9,784	9,147
Accrued expenses(*)	428,611	155,571
	534,933	212,854

(*) Related parties	354,162	96,004

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 6        -   LINE OF CREDIT

As of December 31, 2013, the Company has an unutilized credit line of approximately NIS 60,000 (US$ 17,286) with an Israeli Bank.

During 2013, the Company received a short-term loan from a banking institution in the amount of NIS 150,000 (US$ 43,215). The loan was guaranteed by certain major shareholders. The annual interest rate is 6.5% and the loan will be repaid in February 2014.

NOTE 7        -   CONVERTIBLE BONDS

A.
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

On June 29, 2011, the holder of convertible bonds notified the Company that he decided not to exercise the conversion rights and asked for repayment of the bonds in cash. As of the date hereof, the Company is negotiating with the bonds holder the terms of repayment of the bonds, which are represented as current liabilities in the balances as of December 31, 2013.

The Company continued to recognize interest expenses based on the terms described above, from the original maturity date until December 31, 2013.

As at Dec. 31, 2013, the balance of the convertible bonds was approximately $200,000. This balance includes the unpaid accumulated interest, which was approximately US$ 40,000.

B.
In May 2013, the Company issued convertible notes totaling approximately $94,000 to finance their short-term operations. The loans bear interest at 10% and were issued to seven (7) of Pimi's shareholders, including two controlling shareholders (Alon Carmel; and, Omdan Consulting and Instructing Ltd., a company owned by Mr. Eitan Shmueli and his wife Mrs. Vivy Shmueli). Each note is secured by Pimi Israel’s guarantee and a pledge on Pimi Israel’s patents in Israel and in the U.S. Based on their original terms, the notes were repayable on the earlier to occur of: (i) a raise of $1 million financing or (ii) 6 months following the effective date (November 2013). Each lender is entitled to convert the unpaid principal and the interest accrued into shares of the Company's common stock, at a conversion price of $1.00 per share. In addition, for each dollar, each lender received a two years warrant to purchase a share of the Company's common stock, at an exercise price of $1.00 per share. The total consideration received in the issuance was allocated to the convertible notes and detachable warrants based on their relative fair value.

As a result of the above issuance, the Company recorded in 2013 a total amount of US$ 15,518 in respect of the detachable warrants, as a credit to stockholders’ equity (additional paid in capital). The fair value of the warrants was determined using the Black-Scholes pricing model, assuming a risk free rate of 3% a volatility factor of 50.00%, dividend yields of 0% and an expected life of 2 years.

The Company negotiates extension for additional 6 months of the convertible loans attained by it from its shareholders and due to be paid in November 2013, in total principal amount of approximately $94,000 and the interest accrued thereon. As of the date hereof, the Company has obtained consents fron all the loans owners.

As of December 31, 2013, the unpaid accumulated interest balance on convertible bonds approximately was US$ 9,400.

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

It was determined that upon the closing of the Company's next round of financing, provided such closing occurs within twelve (12) months following the execution of the Closing in which Subscribers receive the Series A Preferred Stock, and further subject to minimum proceeds of $2,000,000 being raised in such investment (the "Next Round of Financing"), the Series A Preferred Stock shall automatically be converted into fully paid, nonasseable shares of Common Stock, $0.01 par value per share, of the Company (“Common Stock”). The number of such Conversion Shares shall be determined by dividing the investment amount of the holder of the Series A Preferred Stock (the "Investment") by either (a) 80% of the closing price per share of the Company's common stock in Next Round of Financing or (b) dividing each holder’s Investment amount by $0.80, whichever is lower. In the event that the closing of the Next Round of Financing has not occurred by November 30, 2012 (see below), each share of Series A Preferred Stock shall automatically be converted into fully paid, nonassesable shares of Common Stock. Notwithstanding, the holders of Series A Preferred Stock were entitled to convert each share of the Series A Preferred Stock into fully paid, nonassesable share of Common Stock, at a price of $0.80 per share at any date before the automatic conversion mentioned above.

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

However, during late 2012, the Company extended the term of automatic conversion until March 9, 2013 (with all other terms unchanged). On March 9, 2013 all and any shares of Series A Preferred Stock have been automatically converted into the Common Stock and cancelled, thereby, 782,500 shares of the Company’s Common Stock have been allocated and issued to former holders of Series A Preferred Stock.

As of December 31, 2013, the Company has no other Series A Convertible stock issued and outstanding.

See also Note 10A.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 9        -   COMMITMENTS

A.
Pimi Israel is committed to pay royalties to the OCS on the proceeds from sales of products resulting from research and development projects in which the OCS participates by way of grants. In the first 3 years of sales the Company shall pay 3% out of the sales of the product which was developed under the research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% up to 100% of the amount of grants received plus interest at LIBOR. Pimi Israel was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the OCS. As of December 31, 2013, the contingent liabilities with respect to grants received from the OCS, subject to repayment under these royalty agreements on future sales is NIS 484,429 (US$ 121,753), not including interest.

B.
The Company and its subsidiary currently lease office space at Kibbutz Alonim under a short-term operating lease. During the years 2013, 2012 and 2011, the Company paid an annual rent of US$ 11,516, US$ 11,137 and US$ 9,954, respectively. The operating lease is renewed each year and has been extended until December 31, 2013 and the Company pays monthly rent of US$ 1,000.

Commencing January 1, 2014, the Company extended its operating lease for an additional year and currently pays monthly rent of $1,126 (NIS 3,908) plus VAT per month pursuant to a 12 month lease until December 31, 2014.

C.	Joint venture Agreement with Vegiesafe LLC

In January 2009, Pimi Israel entered in a Joint Venture Agreement ("JV") with Vegiesafe LLC ("Vegiesafe") a Limited Liability Company registered in the USA, which is part of a group of companies engaged in consulting to mass-market retailers and major supermarket chains in North America.

The JV will market, sell and distribute Pimi Israel's products and technology throughout the USA on an exclusive basis, and throughout Canada and Mexico on a non-exclusive basis. Vegiesafe shall seek retailers and/or major distributors in the USA, who will recommend to its producer and/or suppliers to produce and supply the Isopropyl (N-3 – Chlorophenyl) carbamate (CIPC) free potatoes or CIPC free potato products. The exclusivity is subject to milestones of annual sales. Pimi Israel shall have 70% of the rights in the JV and will nominate two of its directors, and Vegiesafe will have 30% of the rights and will nominate one director. In May 2009 Pimi Israel and Vegiesafe mutually agreed on continuation of the Joint Venture. Accordingly, Vegiesafe’s exclusivity was subject to certain additional milestones. As of the date of these financial statements VegiSafe has not complied with the above milestones and the Company has not taken any actions against VegiSafe with this regard.

Vegiesafe invested in the JV an aggregate amount of US$250,000 which was used to cover expenses reflected in a budget prepared for the JV and approved by Vegiesafe and Pimi Israel. On August 9, 2010 Pimi Israel signed with Vegiesafe an Addendum to the Agreement dated January 20, 2009, expanding JV’s activities to certain vegetables. In addition, Pimi Israel has agreed to expand the activities of JV in the USA to citrus fruits, provided that Vegiesafe will bear all the costs and expenses which in Pimi’s opinion are reasonable for distribution and implementation of its product in the US.

In February 2014 we amended the terms and conditions of our cooperation with VegiSafe by expanding their activities for promotion of our STHP based technology worldwide, on an unexclusive basis. VegiSafe shall be entitled to certain percentage of our net revenues generated by a customer introduced by VegiSafe and shall bear certain costs and expenses related to our engagement with such customer.

Commencing the inception of the JV and until December 31, 2013, the activities of the JV have not been material.

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

Series A Convertible Preferred stock:

See Note 8 regarding the conversation terms of the Preferred stock.

During 2013, all and any of the Series A Preferred stock have been automatically converted into common stock and as of December 31, 2013, no other Series A Preferred stock are issued and outstanding.

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

The fair value of options granted under the plan was estimated at the date of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

2009/2010/2011/2012/2013
Dividend yield (%)	0
Expected volatility (%) (*)	50
Risk free interest rate (%) (**)	3
Expected term of options (years) (***)	5-7
Exercise price (US dollars)	0.01/0.72/1.37/0.8/1
Share price (US dollars)	0.2/0.72/1.37/0.73
Fair value (US dollars)	0.19-0.7

(*)
Due to the very limited volume of trade of the Company's shares, the expected volatility was based on the historic volatility of public companies which operate in the same industry sector (agricultural chemical industry).

(**)	The risk free interest rate represented the risk free rate of US$ zero – coupon US Government Bonds.

(***)
Due to the fact that the Company did not have sufficient historical exercise data, the expected term was determined based on the "simplified method" in accordance with Staff Accounting Bulletin No. 110.

On May 2012, Mr. Sivan was granted 280,000 options for 280,000 shares of the Company’s common stock, to be vested to him in three years, on each anniversary of commencement of his employment with the Company; 93,333 options annually. The exercise price per each common stock share is $0.8. The total non-compensation of this grant was US$ 98,841. See also Note 15H.

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

The non-cash compensation relating to options granted to employees and directors was US$ 44,070, US$ 35,794 and US$ 5,554 during the years ended December 31, 2013, 2012 and 2011, respectively (of which US$ 30,888, US$ 26,426 and US$ 2,676 was charged to research and development expenses, respectively and US$ 13,182, US$ 9,368 and US$ 2,878 was charged to general and administrative expenses, respectively).

As of December 31, 2013, there are 2,079,633 shares available for future grants under the 2009 Share Incentive Plan.

The following table presents a summary of the status of the grants to employees and directors as of December 31, 2013, 2012 and 2011:

		Weighted average
	Number	exercise price

Year ended December 31,	2013

Balance outstanding at beginning of year	424,195	0.80

Granted	48,000	1.00
Exercised	-	-
Forfeited	(19,486)	0.80
Balance outstanding at end of the year	452,709	0.82

Balance exercisable at the end of the year	234,042	0.80

		Weighted average
	Number	exercise price
Year ended December 31,	2012

Balance outstanding at beginning of year	144,195	0.81

Granted	280,000	0.80
Exercised	-	-
Forfeited	-	-
Balance outstanding at end of the year	424,195	0.80

Balance exercisable at the end of the year	144,195	0.81

		Weighted average
	Number	exercise price
Year ended December 31,	2011

Balance outstanding at beginning of year	455,968	0.26

Granted	-	-
Exercised	(311,773)	0.01
Forfeited	-	-
Balance outstanding at end of the year	144,195	0.81

Balance exercisable at the end of the year	132,503	0.82

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10        -   SHARE CAPITAL (cont.)

B.	Stock-option plans (cont.)

The aggregate intrinsic value of the awards exercisable as of December 31, 2013 and 2012 is US$ 1,247 and US$ 1,247, respectively. The aggregate intrinsic value of the awards outstanding as of December 31, 2013 and 2012 is US$ 1,247 and US$ 1,247, respectively. These amounts represent the total intrinsic value, based on the Company's stock price of US$ 0.73 and US$ 0.73 as of December 31, 2013 and 2012, respectively, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

		Weighted average	Weighted		Weighted
Range of	Outstanding at	remaining	average	Exercisable at	average
exercise prices	December 31,	contractual life	exercise price	December 31,	exercise price
US$	2013	years		2013
0.72	124,709	4.92	0.72	124,709	0.72
1.37	-	5.50	1.37	-	1.37
0.80	280,000	8.41	0.80	93,333	0.80
1.00	48,000	9.20	1.00	16,000	1.00
	452,709			234,042

		Weighted average	Weighted		Weighted
Range of	Outstanding at	remaining	average	Exercisable at	average
exercise prices	December 31,	contractual life	exercise price	December 31,	exercise price
US$	2012	years		2012
0.72	124,709	5.86	0.72	124,709	0.72
1.37	19,486	6.50	1.37	19,486	1.37
0.80	280,000	9.41	0.80	-	0.80
	424,195			144,195

C.	Investor's Options of Pimi Israel

1.	Exercise of Existing Option in Pimi Israel

During 2008, Pimi Israel issued 239,193 options with an exercise price of US$ 0.695 per option to several investors, exercisable until June 2009 and issued 769,526 options with an average exercise price of US$ 0.695 per option to several other investors, exercisable until the end of February 2009.

During the months of January and February 2009, 201,972 options exercisable until February 2009 were exercised into 201,972 Pimi Israel common shares for a total amount of US$ 145,000 at an average price of US$ 0.721 per share (the original exercise price was denominated in NIS). All such shares were replaced during the acquisition of Pimi Israel by the Company with shares of the Company and the remaining 567,554 options exercisable until February 2009 expired. The 239,193 options exercisable until June 2009 were replaced with 239,193 options exercisable into shares of the Company at the same exercise price and contractual life. Until June 30, 2009, the options were not exercised and therefore expired.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 10        -   SHARE CAPITAL (cont.)

C.	Investor's Options of Pimi Israel

2.
On January 20, 2009 an investment agreement was entered into between Pimi Israel and Earthbound LLC a Limited Liability Company registered in Delaware ("EB"). It was agreed that EB will invest the total sum of US$300,000. The investment was paid to Pimi Israel in tranches as follows: first tranche of US$60,000 was paid on March 15, 2009. The second tranche of US$60,000 was paid on June 15, 2009. The balance of US$180,000 was to be paid in two installments as follows: US$90,000 on September 15, 2009 and US$90,000 on January 15, 2010. On October 19, 2009, EB paid only US$60,000 of the first installment and are not expected to transfer the remaining US$120,000 (US$30,000 of the first installment and the entire second installment of US$90,000). Accordingly they received the proportionate amount of allocated shares pro rata from the first installment. EB has received the allocated shares pro rata to the investments based on the amount actually paid. On August 24, 2010, EB invested an additional US$30,000 under the Private Placement mentioned in Note 10G and received 50,000 shares of common stock.

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

3.	See Note 7A with respect to convertible bonds and warrants issued to stockholders during 2010.

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

The non-cash compensation relating to the abovementioned grant was recorded during fiscal years 2009 and 2010.

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

G.
On August 24, 2010, the Company closed a private placement of 335,108 shares of common stock and warrants to purchase 335,108 shares of common stock to 11 investors, all of whom are existing stockholders of the Company, for aggregate proceeds of US$201,066 pursuant to a Securities Purchase Agreement and Warrant Agreement. Each unit of the Offering was offered at a purchase price of US$0.60 per Unit, and consisted of one share of common stock and one warrant, exercisable at US$0.90 for a period of two years. In addition, the Company issued 50,000 shares to the service providers who dealt with these transactions. The warrants expired on their due date.

H.
During 2010, the Company issued an aggregate number of 129,013 shares of common stock for certain of its stockholders as a payment for services rendered to the Company in the past, in a total amount of 77,408 (US$ 0.6 per one share of common stock).

I.
On December 28, 2010, the Company entered into an Agreement with a California private company (the "Investor"). Pursuant to the Agreement, the Investor invested a total aggregate sum of US$150,000, at a purchase price of US$0.80 per share, and the Company issued 187,500 shares of its common stock to the Investor (62,500 shares were issued in January 2011 for US$50,000, 62,500 shares were issued in February 2011 for US$50,000 and 62,500 shares were issued in March 2011 for US$50,000) . For each share of Common Stock purchased, the Investor received a warrant, having an exercise price of US$0.80, exercisable for a period of three years from the date of issuance. On May 20, 2013 the warrants were extended for additional period ending December 31, 2014. (see also Note 2T)

J.
On January 24, 2011, the Company entered into an Agreement with an individual residing in Israel and Israeli private investment company (the “Investors”). Pursuant to the Agreement, the Investors invested a total aggregate sum of US$500,000, at a purchase price of US$0.80 per share, and the Company issued 625,000 shares of its common stock to the Investors (62,500 shares were issued in January 2011 for US$50,000, 62,500 shares were issued in February 2011 for US$50,000, 62,500 shares were issued in March 2011 for US$50,000, 312,500 shares were issued in April 2011 for US$250,000 and 125,000 shares were issued in May 2011 for US$100,000). For each share of common stock purchased, the Investors received a warrant with an exercise price of US$0.80, exercisable until December 31, 2012. The Company extended these warrants until December 31, 2013 and further until December 31, 2014. (see also Note 2T)

K.
On March 2, 2011, the Company entered into subscription agreements with 4 individuals residing in Israel for the total sum of US$100,000 at a purchase price of US$0.80 per share. In connection with these agreements, the Company issued a total sum of 125,000 shares. For each share of common stock purchased, the investor received a warrant with an exercise price of US$0.80, exercisable until March 2, 2013. The Company extended these warrants until December 31, 2014. (see also Note 2T)

L.
On April 12, 2011 the Company entered into subscription agreements with an individual and two companies all of which are Israeli residents, under which the company issued 56,250 common stock shares for the total sum of $45,000 (a purchase price of $0.80 per share).

M.
On June 6, 2011, the Company paid to a service provider (an Israeli citizen), $50,000 in cash and 62,500 of its common stock shares (representing a fair value of $50,000) as a finder's fee for services rendered by such service provider in connection with several equity investments occurred during 2011.

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

O.
On September 1, 2011, the Company entered into subscription agreements with an individual residing in Israel, under which the Company issued 12,500 common stock for the total sum of US$ 10,000 (a purchase price of US$ 0.80 per share). For each share of Common Stock purchased, the Company issued a warrant with an exercise price of US$ 0.80, exercisable until September 1, 2014. The Company extended these warrants until December 31, 2014. (see also Note 2T)

P.
On March 8, 2012 the Company entered into subscription agreement with one individual residing in Israel under which the Company issued 12,500 common stock for the total sum of US$10,000 at a purchase price of $0.80 per share. For each share of Common Stock purchased, the investor or a third party on his behalf received a warrant with an exercise price of $0.80, exercisable until March 2, 2014. The Company extended these warrants until December 31, 2014. (see also Note 2T)

Q.
On December 23, 2012, , the Company issued to a third party a warrant to purchase 56,250 shares of their common stock with an exercise price of $0.80, exercisable until April 11, 2014, as a fee for such party’s investments’ finding services . The Company extended these warrants until December 31, 2014. (see also Note 2T)

R.	See Note 7B and Note 8.

NOTE 11        -   RESEARCH AND DEVELOPMENT EXPENSES

	US dollars
				Cumulative
				period from
				January 14, 2004
				(date of inception)
				until
	Year ended December 31,			December 31,
	2013	2012	2011	2013

Salaries and related expenses	358,355	357,042	347,198	2,379,465
Professional fees	36,560	40,816	10,075	598,323
Materials	193,256	137,902	207,367	978,027
Depreciation	6,798	6,445	6,710	47,040
Travel expenses	17,922	27,643	10,374	254,355
Vehicle maintenance	70,142	86,494	73,476	534,432
Office maintenance and other	31,207	32,728	43,100	284,237
	714,240	689,070	698,300	5,075,879

Less: Grants from the OCS (*)	-	-	-	(121,753)
	714,240	689,070	698,300	4,954,126

(*)	See Note 9A.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 12        -   GENERAL AND ADMINISTRATIVE EXPENSES

	US dollars
				Cumulative
				period from
				January 14, 2004
				(date of inception)
				until
	Year ended December 31,			December 31,
	2013	2012	2011	2013

Salaries and related expenses	43,659	50,505	41,263	545,295
Professional fees	169,464	237,966	253,563	1,177,000
Depreciation	667	923	1,983	7,478
Office maintenance and other	4,742	5,661	2,171	314,616
	218,532	295,055	298,980	2,044,389

NOTE 13        -   INCOME TAX

A.	Measurement of results for tax purposes under the Israeli Income Tax (Inflationary Adjustments) Law, 1985 (the “Inflationary Adjustment Law”)

Commencing January 1, 2008, results of operations of Pimi Israel for tax purposes are measured on a nominal basis.

B.	Reduction in Israeli corporate tax rates

As part of the Economic Efficiency Law (Legislative Amendments for the Implementation of the Economic Plan for the years 2009 and 2010) – 2009 (the “Arrangements Law”) (hereinafter – the “Economic Efficiency Law for 2009”), article 126 of the Income Tax Ordinance (New Version) – 1961 was amended, whereby the corporate tax rate would be reduced so that in 2011 the corporate tax rate was 24% and in the years 2012 - 2016 the tax rate was supposed to be gradually reduced.

On December 6, 2011, the Law for the Change in the Tax Burden (Legislative Amendments) – 2011 was publicized. As part of this law, among other things, commencing from 2012, the blueprint for the reduction in corporate tax rates set out in the Economic Efficiency Law for 2009 was cancelled and the corporate tax rate was increased to 25%.

On July 30, 2013, the Israeli parliament approved the Law for the Change in National Priorities (Legislative Amendments to Achieve Budgetary Goals for 2013 and 2014) – 2013 (hereinafter – the “Law for the Change in National Priorities”), which stated, among other, that the standard Israeli corporate income tax rate will be increased uniformly from 25% to 26.5% effective as of January 1, 2014.
C.	Tax assessments

The Company and Pimi Israel have not received final tax assessments since their inception.

D.	Carryforward tax losses

As at December 31, 2013, the company and Pimi Israel has loss carry forward balances for income tax purposes of nearly US$ 0.5 million and US$ 5.5 million, respectively, that are  available to offset future taxable income, if any.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 13        -   INCOME TAX

E.	The following is reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	US dollars
	Year ended December 31,
	2013	2012	2011
Pretax loss	(468,812)	(695,742)	(606,866)
Federal tax rate	35%	35%	35%
Income tax computed at the ordinary tax rate	164,084	243,510	212,403
Non-deductible expenses	(1,177)	(1,104)	(1,139)
Stock-based compensation	(15,425)	(8,949)	(7,570)
Tax in respect of differences in corporate tax rates	(38,605)	(69,574)	(55,144)
Losses and timing differences in respect of which no deferred taxes were generated	(108,878)	(163,883)	(148,550)
	-	-	-

F.
Deferred taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Group's future tax assets are as follows:

	US dollars
	Year ended December 31,
	2013	2012	2011
Composition of deferred tax assets:

Provision for employee related obligation	12,414	29,116	20,153
Non-capital loss carry forwards	1,503,508	1,222,836	1,030,433
Valuation allowance	(1,515,922)	(1,251,952)	(1,050,586)
	-	-	-

NOTE 14        -   LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year.

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the years ended December 31, 2013, 2012 and 2011, are as follows:
	US dollars
	Year ended December 31,
	2013	2012	2011
Loss used for the computation of loss per share	(468,812)	(695,742)	(606,866)
Modification of the conversion terms of warrants (see Note 2T)	(85,818)	-	-
	(554,630)	(695,742)	(606,866)

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 14        -   LOSS PER SHARE
	Number of shares
	Year ended December 31,
	2013	2012	2011
Weighted average number of shares used in the computation of basic and diluted earnings per share	9,190,306	8,550,983	8,290,381

Total weighted average number of ordinary shares related to outstanding options, warrants and shares to be issued upon conversion of the convertible preferred stock excluded from the calculations of diluted loss per share (*)	1,874,040	1,557,945	1,094,195

(*)	The effect of the inclusion of option, warrants, convertible bonds and convertible preferred stock in 2013, 2012 and 2011 is anti-dilutive.

NOTE 15        -   RELATED PARTIES

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

B.
Nir is the agent with respect to the region of the State of Israel for raw materials utilized by Pimi Israel in the formulation of its products. During the development stage of its formulation, Pimi Israel imported to Israel the raw materials in order to formulate its products. During the years 2013, 2012 and 2011 Nir has rendered Pimi Israel for materials and services related to importation of Hazard Materials in a total sum of NIS 24,933 (US$ 6,907), NIS 31,167 (US$ 8,095) and NIS 150,343 (US$41,971), respectively.

C.
Mr. Nimrod Ben Yehuda and Mr. Eitan Shmueli (the controlling shareholder of Omdan Consulting and Instructions Ltd. ("Omdan"), one of the stockholders of the Company), have personally guaranteed to Bank Hapoalim the line of credit to Pimi Israel.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 15        -   RELATED PARTIES (cont)

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

Furthermore, as of November 2011, Pimi Israel and Mr. Saly agreed on a reduction of fifty percent (50%) of Mr. Saly's compensation, for a period of two (2) upcoming months. Within the period commencing January 2012 through August 2012 (three months following the effective date of Mr. Saly's cessation of employment), Mr. Saly's compensation is NIS 50,000 (US$ 13,086), per month.

Pimi Israel paid Mr. Saly the total sum of NIS 388,333 (US$ 100,866) and NIS 550,000 (US$153,541) in 2012 and 2011, respectively, as consideration under his employment agreement.

In addition, Mr. Saly was entitled to options under the Plan in the total sum of 311,773 options for 311,773 ordinary shares to be vested over 16 quarters starting in December 2007 with 19,486 shares vesting each quarter. The exercise price per ordinary share was US$0.01.

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

In September 2012, the Company agreed with Mr. Ben Yehuda on the delay of payment of part of his monthly salary.

The total expenses with regards to Mr. Ben Yehuda's engagement amounted to the total sum of NIS 420,702 (US$ 116,538), NIS 415,358 (US$ 107,885) and NIS 458,228 (US$ 127,922) in 2013, 2012 and 2011, respectively.

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

In September 2012, the Company agreed with Mr. Lifshitz on the delay of payment of part of his monthly salary.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 15       -   RELATED PARTIES (cont.)

F.	(cont.)

Pimi Israel expenses with regard to Mr. Lifshitz engagement amounted to the total sum of NIS 141,635 (US$ 39,234), NIS 118,788 (US$ 30,854) and NIS 116,341 (US$ 32,478) in 2013, 2012 and 2011, respectively.

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

The total expenses with regards to Mr. Carmel's engagement amounted to the total sum of NIS 109,620 (US$ 30,366) and NIS 158,615 (US$ 41,199) in 2013 and 2012 respectively. See also Note 10J

H.
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

In September 2012, the Company agreed with Mr. Sivan on the delay of payment of part of his monthly salary.

The total expenses with regards to Mr. Sivan's engagement amounted to the total sum of NIS 440,131 (US$ 121,920) and NIS 245,194 (US$ 63,687) in 2013 and 2012, as consideration under his employment agreement.

In addition Mr. Sivan was granted 280,000 options for 280,000 shares of the Company’s common stock, to be vested to him in three years, on each anniversary of commencement of his employment with the Company; 93,333 options annually. The exercise price per each common stock share is $ 0.8. See also Note 10B.

I.
On March 13, 2013, Mr. Shorrer was granted 48,000 options for 48,000 shares of Common stock to be vested over 12 quarters, 4,000 options each quarter, commencing on March 1, 2013. The exercise price per each common stock share is US$ 1.00. See also Note 10B.

J.	Legal Services

Eitan, Mehulal & Sadot, Advocates and Patent Attorneys Law offices (“EMS”) in which Mr. Eitan Shmueli a controlling shareholder of Omdan Consulting and Instructing Ltd. ("Omdan"), one of the Company stockholders), is a partner, has a retainer in monthly consideration of NIS 9,000 (US$ 2,513) and other consulting agreements with Pimi Israel.

In September 2012, the Company agreed with EMS on the delay of part of their monthly retainer.

EMS has received fees from Pimi Israel (as legal fees), NIS 137,428 (US$ 38,069), NIS 198,260 (US$ 51,496) and NIS 155,599 (US$ 43,438) in 2013, 2012 and 2011, respectively.

See also Note 10H.

PIMI AGRO CLEANTECH, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 16        -   SUBSEQUENT EVENTS

Mehadrin Ltd., one of the Company's major clients, has alleged in February 2014 that it incurred certain damages, amounting to approximately $100,000, as a result of the unsuitability between the wax material implemented by Mehadrin and the Company's products. The Company has referred an appropriate notification to its insurer regarding possible insurance claim under the Company's product liability policy and is currently reviewing this matter further.

Due to the early stages of this matter the company did not recognize any provision with respect to this claim. However, management believes, considering the effect of the insurance in place, that the effect of this claim, if any, will not be significant.

=============================
===============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2013.

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

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by COSO, our management has concluded that our company has a material weakness in internal control over financial reporting as of December 31, 2013. The weakness exists with regard to segregation of duties, in that one employee is responsible for accounting, reporting, accounts payable and a treasury functions. Additionally, the Company does not have an audit committee to oversee the financial reporting and disclosure process. As a result, our internal controls were not effective at December 31, 2013.

Evaluation of the Company’s Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of December 31, 2013, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of December 31, 2013. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position
Alon Carmel	58	Chairman of the Board
Ami Sivan	61	Chief Executive Officer
Avi Lifshitz	56	Chief Financial Officer
Nimrod Ben Yehuda*	61	Chief Technology Officer, Director
Doron Shorrer	60	Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, whose total annual salary and bonus for the years ended December 31, 2013 and 2012 exceeded $100,000:

SUMMARY COMPENSATION TABLE
								Change in pension
Name and							Non-equity	value and non
principal				Stock		Option	incentive plan	qualified deferred	All Other
position		Salary	Bonus	Awards		awards (4)	compensation	compensation	Compensation	Total
	Year	($)	($)	($)		($), (a)	($)	($)	($)	($)
Ami Sivan,	2013	121,920				41,184				163,104
Chief Executive Officer (2)	2012	63,687				35,235				98,922

Avi Lifshitz,	2013	39,234	-	-	(7)	___	-	-	-	39,234
Chief Financial Officer (3)	2012	30,854	-	-	(7)	559	-	-	-	31,413

Nimrod Ben-Yehuda,	2013	113,391	-	-		-	-	-	3,147	116,538
Chief Technology Officer (4)	2012	103,447	-	-		-	-	-	4,438	107,885

Alon Carmel	2013	30,366								30,366
Chairman of the BOD (8)	2012	41,199								41,199

(1) Reserved.
(2) Mr. Sivan commenced his employment with us on May 23, 2012.
(3) Mr. Lifshitz was employed by us in November 2008.
(4) Mr. Ben Yehuda began his employment with us in 2005.
(5) For the assumptions made in the valuation of the options see note 10B to the financial statements.
(6) Reserved.
(7) Mr. Lifshitz was granted 62,355 options for 62,355 Common Stock shares that were vested in 16 quarters starting as of October, 2008 each quarter 3,897 shares.
(8) Mr. Alon Carmel commenced to receive compensation as of August 1, 2010. For further details regarding Mr. Carmel’s compensation, please see “Relationship with Shareholders” section below.

Ami Sivan – CEO

On May 23, 2012 (the “Effective Date”) the Company entered into an Employment Agreement (the “Agreement”) with Mr. Ami Sivan, dated May 15, 2012, pursuant to which Mr. Sivan shall serve as CEO of the Company. Pursuant to the Agreement, Mr. Sivan shall designate eighty percent of his time towards the business and affairs of the Company and its subsidiary. For each of the six months following the Effective Date (the “Initial Period”) Mr. Sivan shall be paid a monthly gross salary of 25,000 NIS (US$ 6,697). Thereafter, Mr. Sivan shall be paid a monthly gross salary of 27,500 NIS (US$ 7,367). In addition, Mr. Sivan shall be reimbursed for certain ongoing professional expenses. In September 2012 we agreed with Mr. Sivan on delay of payment of part of his monthly salary. Pimi’s payment obligations to Mr. Sivan (including unpaid delayed payments) totaled to the amounts of 440,131 NIS ($121,920) and 245,194 NIS ($63,687) in 2013 and 2012 respectively.

In addition under the 2009 Share Incentive Plan Mr. Sivan is entitled to 280,000 options for 280,000 shares of the Company’s common stock, to be vested to him in three years, on each anniversary of commencement of his employment with the Company; 93,333 options annually. The exercise price per each common stock share is $0.8.

Nimrod Ben Yehuda - CTO

According to an agreement dated November 13, 2005, as amended on November 16, 2006, and of April 28, 2009, Mr. Ben Yehuda has been appointed as Pimi's CTO. Mr. Ben Yehuda is entitled to a monthly gross salary of 25,000 NIS ($6,543), plus benefits such as executive insurance, education fund at the rate of 10% (7.5% contribution by us), and disability insurance. Furthermore, Mr. Ben Yehuda is entitled to a credit card for approved expenses, including traveling expenses, a fully paid rental car (including taxes assessed for private use) and a mobile phone which will be fully covered by the Company. Mr. Ben Yehuda devotes approximately 180 hours a month in connection with his full-time employment with the Company, and devotes 100% of his working time to the business and affairs of the Company. Between January 1st and August 31st, 2012 Mr. Ben Yehuda's monthly gross salary was 25,000 NIS. In September 2012 we agreed with Mr. Ben Yehuda on delay of payment of part of his monthly salary. Pimi's payment obligations to Mr. Ben Yehuda (including unpaid delayed payments) totaled to the amounts of 420,702 NIS ($116,538), 415,358 NIS ($107,885) and 458,228 NIS ($127,922) in 2013, 2012 and 2011, respectively.

Avi Lifshitz - CFO

Pimi has entered into a Personal Service Agreement in November 2008 with accountant Mr. Avi Lifshitz and Ad wise Ltd., a company under the control of Mr. Lifshitz ("Ad wise"), under which Ad Wise and Mr. Lifshitz are entitled together to a total consideration of 10,000 NIS ($2,617) plus VAT per month as from October 2008, and to additional 1,667 NIS ($436) per month, commencing July 1, 2009. In September 2012 we agreed with Mr. Lifshitz and Ad wise on delay in payment of part of their monthly consideration. Pimi’s expenses under this Personal Service Agreement (including unpaid delayed payments) amounted to the total sum of 141,635 NIS ($39,234), 118,788 ($30,854) and 116,341 NIS (US$ 32,478) in 2013, 2012 and 2011 respectively.

In addition under the 2009 Share Incentive Plan Mr. Lifshitz was entitled to 62,355 options for 62,355 shares of the Company’s common stock which were vested to him in 16 quarters commencing as of October 1, 2008; 3,897 options each quarter. The exercise price per each Ordinary share is U.S $0.72 per share.

Alon Carmel – Chairman of the Board

In August 2010, Pimi entered into an oral agreement with Mr. Alon Carmel, who serves as the Company's Chairman of the Board of Directors and is one of its major stockholders, pursuant to which Mr. Carmel (or a company under his control) will receive US$3,000 per month in consideration for services rendered by him as Chairman of the Board. Pimi’s expenses under this agreement (including unpaid delayed payments) amounted to the total sum of 109,620 NIS (US$ 30,366), 158,615 NIS (US$ 41,199) and 97,628 NIS ($27,254) in 2013, 2012 and 2011 respectively.

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

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on February 15, 2014, and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of February 15, 2014. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

Name and address of owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned (1)		Percentage of Class (2)
Alon Carmel (3) c/o Pimi Agro CleanTech, Inc. Kibbutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chairman of the Board	2,522,895		27.02%

Doron Shorrer c/o Pimi Agro CleanTech, Inc. Kibbutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Director	99,725	(4)(5)	1.07%

Avi Lifshitz c/o Pimi Agro CleanTech, Inc. Kibbutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Financial Officer	62,355	(8)	0.66%

Nimrod Ben-Yehuda (3)(6) c/o Pimi Agro CleanTech, Inc. Kibbutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Technology Officer, Director	1,443,075		15.45%

Ami Sivan(10) c/o Pimi Agro CleanTech, Inc. Kibbutz Alonim, PO Box 117, Hutzot Alonim 30049 Israel	Common Stock	Chief Executive Officer	93,333		1.00%

All Officers and Directors As a Group (5 persons)	Common Stock		4,221,383		45.21%

Omdan Consulting and Instructing Ltd (3) (7) 44 Nachal Amud St. Ramat- Hasharon, Israel, 47204	Common Stock	Shareholder	940,533		10.07%

M.Y.A.SH. Entrepreneurship & Projects Ltd.	Common Stock	Shareholder	895,000	(9)	9.59%

(1)	This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.
(2)
Applicable percentage ownership is based on 9,336,487 shares of Common Stock outstanding as of February 15, 2014, together with securities exercisable or convertible into shares of Common Stock within 60 days of February 15, 2014, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of February 15, 2014, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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
(9)
This number is comprised of 437,500 shares of our common stock owned by M.Y.A.SH. Entrepreneurship & Projects Ltd. and warrants to purchase 437,500 shares of our common stock, exercisable until 31.12.2014, exercise price of $0.8 per each common stock share.

(10)
Under the 2009 Share Incentive Plan Mr. Sivan is entitled to 280,000 options for 280,000 shares of the Company’s common stock, to be vested to him in three years, commencing on May 15, 2012 on each anniversary of commencement of his employment with the Company; 93,333 options annually. The exercise price per each common stock share is $0.8.

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

Relationship with Shareholders

On July 12, 2004 Nir and Machteshim Chemical Works Ltd. ("Machteshim") entered into an agreement (the "Assignment Agreement"), under which Machteshim transferred to Pimi Israel, all of its rights in the know-how and/or information relating to the product known as MC-10, which is the previous name of SpuDefender™ (the "Product"). In addition, Machteshim assigned to Pimi Israel all the rights in the patents and/or patent applications and/or licenses and/or documents related to the Product. Under the Assignment Agreement, Machteshim undertook to register, at its own expense, all the rights in the patent and/or patent application, relating to the Product, in the countries set out in an appendix to Assignment Agreement. If Machteshim does not register the patents, it will transfer all the required documents to Nir, or any party on its behalf, and Nir, or any party on its behalf, shall carry out the registration. Under an agreement dated November 11, 2005 between Nir and Pimi Israel, Nir declared and confirmed that the know-how and patents and patent applications and/or licenses relating to the Product, which were assigned to Pimi Israel by Machteshim under the Assignment Agreement (collectively, the "Intellectual Property"), belong exclusively to Pimi Israel, except for the right of use of the Intellectual Property for water treatment applications which was granted irrevocably and exclusively on a world-wide basis to Nir or to its controlling shareholders (or any company in which Nir is controlling shareholder or have an interest). Nir undertook to sign all necessary documents for the completion of the assignment of the Intellectual Property to Pimi Israel.

Nir has been engaged in treatment of Pimi Israel's patents and IP during the years 2006-2009 and has incurred expenses related to such services. During 2008, Pimi Israel agreed to pay to Nir for these services and in reimbursement of the expenses incurred by it a sum of NIS 100,000 (US$ 26,490).

Nir is the Israeli agent of a supplier of one of the raw materials utilized by Pimi Israel in the formulation of its products. During the development stage of its formulation, Pimi Israel imported to Israel the raw materials in order to formulate its products. Under an agreement dated November 11, 2005, Pimi Israel purchased from Nir such raw materials at cost plus a 10% handling commission. Under this agreement, Pimi Israel paid to Nir as a consideration for import of the materials and as handling commission, an amount of 24,933 NIS ($6,907) and 31,167 NIS (US$8,095) for the years 2013 and 2012 respectively.

On December 30, 2010 the Company issued to Nir 34,013 shares of Common Stock, for the sum of $20,408 ($0.6 per share of Common Stock) which was paid by Nir.

On August 2010 we entered into an oral agreement with Mr. Alon Carmel, our Chairman of the Board, and one of our major shareholders, pursuant to which Mr. Carmel (or a company under his control) will receive $3,000 per month in consideration for services rendered as Chairman of the Board. On December 30, 2010 we issued to Mr. Carmel 25,000 shares of Common Stock, for the sum of $15,000 ($0.6 per share of Common Stock), which was paid by Mr. Carmel. Pimi’s expenses under this agreement (including unpaid delayed payments) amounted to the total sum of 109,620 NIS (US$ 30,366), 158,615 NIS (US$ 41,199) and 97,628 NIS ($27,254) in 2013, 2012 and 2011 respectively.

Mr. Eitan Shmueli (the controlling shareholder of Omdan) and Mr. Nimrod Ben Yehuda, have personally guaranteed to Bank Hapoalim a line of credit of 60,000 NIS ($17,286) granted to Pimi Israel. During 2013, Pimi Israel received a short-term loan from a banking institution in the amount of 150,000 NIS (US$ 43,215). The loan was guaranteed by Messrs. Shmueli and Ben Yehuda as well.

Our Board of Directors has determined that each of our agreements and relationships with our shareholders described herein is fair to all of our shareholders.

Legal Services

Eitan, Mehulal & Sadot Advocates and Patent Attorneys Law offices (“EMS”), in which Mr. Eitan Shmueli (a controlling shareholder of Omdan, one of our shareholders), is a partner, has a retainer and other consulting agreements with Pimi. Pimi has paid to EMS total legal fee of 198,260 NIS ($51,496) and 155,599 NIS ($43,438) during 2012 and 2011 respectively. In September 2012 we agreed with EMS on delay in payment of part of its monthly fee. Pimi obligated to pay EMS total legal fees of 137,428 NIS ($38,069) for 2013 and have actually paid 11,621 NIS ($3,320) thereof

On December 30, 2010 the Company issued 70,000 shares of its Common Stock to Ashdor Assets Managements and Trusts Ltd. (a trust company under the control of Mr. Eitan Shmueli, who is one of the major shareholders of our company through Omdan Consulting and Instructing Ltd.), which holds the shares in trust for four EMS attorneys, including Mr. Shmueli (who purchased 50,771 shares), in total sum of $42,000 ($0.6 per share of Company’s Common Stock).

Director Independence

Our Board of Directors has determined that Doron Shorrer is an “independent director” as that term is defined in the listing standards of the NYSE Amex

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant	Year	Amount billed

Fahn Kanne & Co.	2013	$27,221
	2012	$27,203

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
1.1
Form of Placement Agent Agreement between Pimi Agro Cleantech, Inc. and Sandlapper Securities, Inc. (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on January 3, 2014)

3.1	Articles of Incorporation of Pimi Agro Cleantech Ltd. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

3.2	Change of Name Certificate of Pimi Agro Cleantech Ltd. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

3.3	Certificate of Incorporation of Pimi Agro Cleantech, Inc. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

3.4	By-laws of Pimi Agro Cleantech Ltd. (incorporated by reference to the Company’s registration on Form S-1 filed with the Securities and Exchange Commission on May 5, 2009)

5.1	Opinion of Foley Shechter LLP (To be filed by amendment)

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

PIMI AGRO CLEANTECH, INC.

March 10, 2014	By:	/s/ Ami Sivan
Ami Sivan
Chief Executive Officer
(Principal Executive Officer)

March 10, 2014	By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ami Sivan	Chief Executive Officer	March 10, 2014
Ami Sivan	(Principal Executive Officer)

/s/ Avi Lifshitz	Chief Financial Officer	March 10, 2014
Avi Lifshitz	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alon Carmel	Chairman of the Board	March 10, 2014
Alon Carmel

/s/ Nimrod Ben-Yehuda	Chief Technology Officer, Director	March 10, 2014
Nimrod Ben-Yehuda

/s/ Doron Shorrer	Director	March 10, 2014
Doron Shorrer

- 76 -