Form 10-Q
period 2014-03-31
PIMI AGRO CLEANTECH, INC.
filed 2014-05-20
CIK 1463191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of common stock outstanding as of March 31, 2014 was 9,336,487.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Condensed Consolidated Interim Financial Statements

as of March 31, 2014 (Unaudited)

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

Condensed Consolidated Financial Statements

as of March 31, 2014 (Unaudited)

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	US dollars (except share data)
	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	10,508	13,082
Accounts receivable	90,936	190,199
Other current assets	14,823	18,128
Total current assets	116,267	221,409

Property and Equipment, Net	42,830	34,553

Funds in Respect of Employee Rights Upon Retirement	105,119	104,695
Total assets	264,216	360,657
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short-term loan from banking institution	46,374	43,312
Accounts payable:
Trade	78,235	120,145
Other	600,587	534,933
Convertible Bonds	308,838	303,266
Total current liabilities	1,034,034	1,001,656

Liability for employee rights upon retirement	108,264	105,709
Total liabilities	1,142,298	1,107,365
Stockholders’ Deficit
Common stocks of US$ 0.01 par value ("Common stocks"):
30,000,000 shares authorized as of March 31, 2014 and December 31, 2013; issued and outstanding 9,336,087 shares as of March 31, 2014 and December 31, 2013	93,360	93,360
Preferred stocks of US$ 0.01 par value ("Preferred stocks"):
600,000 shares authorized as of March 31, 2014 and December 31, 2013; issued and outstanding 0 shares as of March 31, 2014 and December 31, 2013	-	-
Additional paid in capital	4,816,915	4,809,501
Accumulated other comprehensive loss	(85,767)	(87,522)
Deficit accumulated during the development stage	(5,702,590)	(5,562,047)
Total stockholders' deficit	(878,082)	(746,708)
Total liabilities and stockholders’ deficit	264,216	360,657

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	US dollars (except share data)
	Three month period ended March 31,		Cumulative period from January 14, 2004 (date of inception) through March 31,
	2014	2013	2014(*)
	(unaudited)		(unaudited)
Revenues from sales of products	122,082	148,516	1,999,467
Research and development expenses	(178,784)	(183,060)	(5,132,910)
General and administrative expenses	(73,765)	(16,226)	(2,118,154)
Operating loss	(130,467)	(50,770)	(5,251,597)
Financing expenses, net	(10,076)	(17,185)	(284,841)
Loss from continuing operation	(140,543)	(67,955)	(5,536,438)
Loss from discontinued operation, net	-	-	(80,334)
Loss for the period	(140,543)	(67,955)	(5,616,772)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,755	(2,030)	(85,767)
Comprehensive loss for the period	(138,788)	(69,985)	(5,702,539)

Loss per share (basic and diluted) (Note 3)	(0.02)	(0.01)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

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

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)

Balance as of January 1, 2007	242,888	2,429	924,752	(6,759)	33,644	(1,054,700)	(100,634)
Loss for the year	-	-	-	-	-	(341,453)	(341,453)
Other comprehensive (loss) income	-	-	-	(23,206)	-	-	(23,206)
Issuance of 8,708 common stock for cash of US$ 2.37 per share, 30,006 common stock for cash of US$ 3.28 per share, 7,754 common stock for cash of US$ 0.0025 per share and 591 common stock for cash of US$ 3.45 per share in April 2007	47,059	471	119,375	-	(33,644)	-	86,202
Issuance of 6,937 common stock for cash of US$ 4.10 per share in June 2007	6,937	69	28,339	-	-	-	28,408
Issuance of 747,390 common stock for cash of US$ 0.078 per share in July 2007	747,390	7,474	51,061	-	-	-	58,535
Issuance of 996,520 common stock for cash of US$ 0.024 per share in August 2007	996,520	9,965	14,007	-	-	-	23,972
Issuance of 996,520 common stock for cash of US$ 0.024 per share in November 2007	996,520	9,965	15,212	-	-	-	25,177
Issuance of 996,520 common stock for cash of US$ 0.0026 per share in December 2007	996,520	9,965	(7,405)	-	-	-	2,560
Receipts on account of shares	-	-	-	-	100,000	-	100,000
Balance as of December 31, 2007	4,033,834	40,338	1,145,341	(29,965)	100,000	(1,396,153)	(140,439)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)

Balance as of January 1, 2008	4,033,834	40,338	1,145,341	(29,965)	100,000	(1,396,153)	(140,439)
Loss for the year	-	-	-	-	-	(602,994)	(602,994)
Other comprehensive (loss) income	-	-	-	109	-	-	109
Issuance of 716,589 common stock for cash of US$ 0.041 per share in February 2008	716,589	7,166	22,370	-	-	-	29,536
Issuance of 235,334 common stock for cash of US$ 0.72 per share in February 2008	235,334	2,353	166,600	-	(100,000)	-	68,953
Issuance of 291,515 common stock for cash of US$ 0.69 per share in June 2008	291,515	2,915	197,085	-	-	-	200,000
Issuance of 310,382 common stock for cash of US$ 0.71 per share in September 2008	310,382	3,104	216,161	-	-	-	219,265
Issuance of 444,004 common stock for cash of US$ 0.74 per share in November 2008	444,004	4,440	323,548	-	-	-	327,988
Stock based compensation	-	-	43,767	-	-	-	43,767
Balance as of December 31, 2008	6,031,658	60,316	2,114,872	(29,856)	-	(1,999,147)	146,185

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)

Balance as of January 1, 2009	6,031,658	60,316	2,114,872	(29,856)	-	(1,999,147)	146,185
Loss for the year	-	-	-	-	-	(1,076,624)	(1,076,624)
Other comprehensive (loss) income	-	-	-	(11,810)	-	-	(11,810)
Issuance of 26,399 common stock for cash of US$ 1.33 per share in January 2009	26,399	264	34,721	-	-	-	34,985
Issuance of 3,373 common stock for cash of US$ 1.33 per share in March 2009	3,373	34	24,966	-	-	-	25,000
Issuance of 201,972 common stock for cash of US$ 0.73 per share in March 2009	201,972	2,020	122,980	-	-	-	125,000
Issuance of 45,328 common stock for cash of US$ 1.32 per share in March 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 4,459 common stock for cash of US$ 1.32 per share in April 2009	4,459	45	5,516	-	-	-	5,561
Issuance of 45,328 common stock for cash of US$ 1.32 per share in June 2009	45,328	453	59,547	-	-	-	60,000
Issuance of 40,000 common stock for cash of US$ 1.35 per share in June 2009	40,000	400	53,600	-	-	-	54,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in August 2009	20,000	200	26,800	-	-	-	27,000
Issuance of 20,000 common stock for cash of US$ 1.35 per share in September 2009	20,000	200	26,800	-	-	-	27,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in October 2009	35,000	350	46,900	-	-	-	47,250
Issuance of 45,330 common stock for cash of US$ 1.32 per share in October 2009	45,330	453	59,547	-	-	-	60,000
Issuance of 54,263 common stock for cash of US$ 1.35 per share in November 2009	54,263	542	68,193	-	-	-	68,735
Stock based compensation	-	-	91,077	-	-	-	91,077
Balance as of December 31, 2009	6,573,110	65,730	2,795,066	(41,666)	-	(3,075,771)	(256,641)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)

Balance as of January 1, 2010	6,573,110	65,730	2,795,066	(41,666)	-	(3,075,771)	(256,641)
Loss for the year	-	-	-	-	-	(629,038)	(629,038)
Other comprehensive (loss) income	-	-	-	(28,216)	-	-	(28,216)
Issuance of 3,225 common stock for cash of US$ 1.55 per share in February 2010	3,225	32	4,968	-	-	-	5,000
Issuance of 35,000 common stock for cash of US$ 1.35 per share in February 2010	35,000	350	46,900	-	-	-	47,250
Issuance of common stock and warrants, net of issuance costs in August 2010	385,108	3,851	197,215	-	-	-	201,066
Issuance of 134,121 common stock for cash of US$ 0.6 per share in December 2010	134,121	1,341	76,118	-	-	-	77,459
Amounts attributed to detachable warrants issued in connection with convertible bonds	-	-	41,208	-	-	-	41,208
Beneficial conversion feature on convertible bonds	-	-	41,207	-	-	-	41,207
Stock based compensation	30,000	300	82,046	-	-	-	82,346
Balance as of December 31, 2010	7,160,564	71,604	3,284,728	(69,882)	-	(3,704,809)	(418,359)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)

Balance as of January 1, 2011	7,160,564	71,604	3,284,728	(69,882)	-	(3,704,809)	(418,359)
Loss for the year	-	-	-	-	-	(606,866)	(606,866)
Other comprehensive (loss) income	-	-	-	8,114	-	-	8,114
Issuance of 125,000 common stock and warrants for cash of US$ 0.8 per share in January 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 125,000 common stock and warrants for cash of US$ 0.8 per share in February 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 250,000 common stock and warrants for cash of US$ 0.8 per share in March 2011	250,000	2,500	197,500	-	-	-	200,000
Issuance of 368,750 common stock and warrants for cash of US$ 0.8 per share in April 2011	368,750	3,688	291,312	-	-	-	295,000
Issuance of 125,000 common stock and warrants for cash of US$ 0.8 per share in May 2011	125,000	1,250	98,750	-	-	-	100,000
Issuance of 12,500 common stock and warrants for cash of US$ 0.8 per share in September 2011	12,500	125	9,875	-	-	-	10,000
Issuance of 62,500 common stock and warrants, and payment of US$ 50,000 in cash as equity issuance costs (see Note 10O)	62,500	625	(50,625)	-	-	-	(50,000)
Exercise of options	311,773	3,118	-	-	-	-	3,118
Stock based compensation	-	-	25,986				25,986
Balance as of December 31, 2011	8,541,087	85,410	4,055,026	(61,768)	-	(4,311,675)	(233,007)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)
Balance as of January 1, 2012	8,541,087	85,410	4,055,026	(61,768)	-	(4,311,675)	(233,007)
Loss for the year	-	-	-	-	-	(695,742)	(695,742)
Other comprehensive loss	-	-	-	(3,247)	-	-	(3,247)
Issuance of 12,500 common stock and warrants for cash of US$ 0.8 per share in March 2012	12,500	125	9,875	-	-	-	10,000
Stock based compensation	-	-	35,794	-	-	-	35,794
Balance as of December 31, 2012	8,553,587	85,535	4,100,695	(65,015)	-	(5,007,417)	(886,202)
Loss for the year	-	-	-	-	-	(468,812)	(468,812)
Other comprehensive loss	-	-	-	(22,507)	-	-	(22,507)
Conversion of Series A convertible preferred stock into common shares during March 9, 2013	782,500	7,825	563,400	-	-	-	571,225
Modification of the conversion terms of warrants	-	-	85,818	-	-	(85,818)	-
Amounts attributed to detachable warrants issued in connection with convertible bonds	-	-	15,518	-	-	-	15,518
Stock based compensation	-	-	44,070	-	-	-	44,070
Balance as of December 31, 2013	9,336,087	93,360	4,809,501	(87,522)	-	(5,562,047)	(746,708)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (*) (cont.)

	US Dollars (except share data)
	Common stock					Deficit
	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Receipts on account of shares	accumulated during the development stage	Total stockholders equity (deficit)

Balance as of January 1, 2014	9,336,087	93,360	4,809,501	(87,522)	-	(5,562,047)	(746,708)
Loss for the period	-	-	-	-	-	(140,543)	(140,543)
Other comprehensive income	-	-	-	1,755	-	-	1,755
Stock based compensation	-	-	7,414	-	-	-	7,414
Balance as of March 31, 2014 (unaudited)	9,336,087	93,360	4,816,915	(85,767)	-	(5,702,590)	(878,082)

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	US dollars
	Three month period ended March 31,		Cumulative period from January 14, 2004 (date of inception) through March 31,
	2014	2013	2014(*)
	(unaudited)		(unaudited)
Cash flows from operating activities:
Loss for the period	(140,543)	(67,955)	(5,616,772)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation	2,581	1,890	58,076
Increase in liability for employee rights upon retirement	3,035	2,909	99,209
Stock based compensation	7,414	15,907	330,454
Interest on convertible bonds	5,547	3,200	146,501
Interest on stockholders loans	-	-	(2,409)
Issuance costs of convertible preferred stock	-	-	62,600
Change in fair value of convertible preferred stock	-	-	(54,775)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	98,193	(107)	(82,759)
Increase in other current assets	3,215	10,800	(107,509)
Decrease (increase) in accounts payable – trade	(41,340)	(68,043)	64,440
Decrease (increase) in accounts payable – other	67,972	36,544	608,232
Net cash provided by (used in) operating activities from continuing operations	6,074	(64,855)	(4,494,712)
Net cash provided from operating activities from discontinued operations	-	-	80,334
Net cash provided by (used in) operating activities	6,074	(64,855)	(4,414,378)
Cash flows from investment activities:
Increase in funds in respect of employee rights upon retirement	(902)	(5,087)	(95,165)
Purchase of property and equipment	(10,999)	(14,812)	(95,387)
Net cash used in investment activities	(11,901)	(19,899)	(190,552)
Cash flows from financing activities:
Credit from banking institution	3,255	54,359	640
Short-term loan from banking institute	-	-	41,639
Issuance of convertible preferred stock, net	-	-	563,400
Proceeds from issuance of common stock and warrants	-	-	3,319,267
Payment on account of shares	-	-	233,644
Proceeds from issuance of convertible bonds and warrants, net	-	-	253,708
Proceeds from loans from stockholders	-	-	194,083
Net cash provided by financing activities	3,255	54,359	4,606,381
Effect of exchange rate changes on cash and cash equivalents	(2)	(2)	9,057
Increase in cash and cash equivalents	(2,574)	(30,397)	10,508
Cash and cash equivalents at beginning of the period	13,082	33,484	-
Cash and cash equivalents at end of the period	10,508	3,087	10,508

Supplementary information on financing activities not involving cash flows:

(*)	As described in Note 1A, the financial statements were retroactively restated to reflect the historical financial statements of the subsidiary Pimi Agro Cleantech Ltd., which was acquired by the Company from its stockholders on April 27, 2009.

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

On January 3, 2014, the Company filed an S-1 Registration Statement with the Securities and Exchange Commission in connection with a best-efforts offering of up to $5,000,000 of Common Stock and Common Stock Class A Warrants, led by Sandlapper Securities as placement agent. Following certain queries raised by the Securities and Exchange Commission, the Company is working on the amendments to be introduced to the Registration Statement and intends to file an S-1/A Registration Statement with the Securities and Exchange Commission in the near future. As of March 31, 2014, there were no issuances based on the said registration statements.

B.	Going concern uncertainty

Since its incorporation (April 1, 2009), the Company has not had any operations other than those carried out by Pimi Israel. The development and commercialization of Pimi Israel's products will require substantial expenditures. Pimi Israel and the Company have not yet generated sufficient revenues from their operations to fund the Group activities, and are therefore dependent upon external sources for financing their operations. There can be no assurance that Pimi Israel and the Company will succeed in obtaining the necessary financing to continue their operations. Since inception, the Company (and Pimi Israel) has incurred accumulated losses of US$ 5,616,772 and cumulative negative operating cash flow of US$ 4,414,378 and as of March 31, 2014, the stockholders deficit is US$ 878,082.

The Company will need to secure additional capital in the future in order to meet its anticipated liquidity needs, primarily through the sale of additional Common Stock or other equity securities and/or debt financing (see also Note 1A, above). Funds from these sources may not be available to the Company on acceptable terms, if at all, and the Company cannot give assurance that it will be successful in securing such additional capital.

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

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of the Company’s financial position at March 31, 2014 and the results of its operations and cash flow for the three month period then ended.

The unaudited condensed interim financial statements were prepared on a basis consistent with the Company’s annual financial statements on Form 10-K for the year ended December 31, 2013. Results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2014.

The consolidated balance sheet as of December 31, 2013 was derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, including a discussion of the significant accounting policies and estimates, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

C.	Recently issued accounting pronouncements

ASC Topic 830, Foreign "Currency Matters"

Effective January 1, 2014, the Group adopted Accounting Standards Update 2013-5, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-5").

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

For public companies, the amendments in this Update became effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted.

The adoption of the standard did not have a material impact on the Group's consolidated results of operations and financial condition.

NOTE 3 -	EVENTS DURING THE REPORTING PERIOD

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

Due to the early stages of this matter, the Company did not recognize any provision with respect to this claim. However, management believes, considering the effect of the insurance in place, that the effect of this claim, if any, will not be significant.

PIMI AGRO CLEANTECH, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4 -	LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period.

The net loss and the weighted average number of shares used in computing basic and diluted loss per share for the three month period ended March 31, 2014 and 2013, respectively, are as follows:

	US dollars
	Three month period ended March 31,
	2014	2013
	(unaudited)
Net loss used for the computation of loss per share	140,543	67,955

	Number of shares
	Three month period ended March 31,
	2014	2013
	(unaudited)
Weighted average number of shares used in the computation of basic and diluted earnings per share	9,336,087	8,744,865

Total weighted average number of ordinary shares to be issued upon the exercise of outstanding options ,warrants and issued upon conversion of the convertible preferred stock were excluded from the calculations of diluted loss per share (*)	1,774,259	2,139,281

(*)	The effect of the inclusion of options, convertible bonds and convertible preferred stock for all reported periods was anti-dilutive.

NOTE 5 -	SUBSEQUENT EVENTS

In connection with Note 7B of the annual financial statements, in May 2014 the Company has agreed with the holders of approximately $30,000 principal of convertible notes on extension of the said loans and the interest accrued thereon until November 2014 and it negotiates such extension with the remaining holders of approximately $64,000 principal of convertible notes.

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

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors" in our Annual Report on Form 10-K for the period ended December 31, 2013. They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors" in 2013 10-K, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

The Company’s management believes that the trend in the market [as may be exhibited by market leaders such as Wal-Mart (see at: http://www.nytimes.com/2011/01/20/business/20walmart.html), Marks & Spencer, Tesco and Sainsbury in the UK and EDEKA chain in Germany is to replace, as much as possible, fruits and vegetables treated with chemicals which leave residues with fruits and vegetables with no residue or low residue.

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

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our accounting policies are described in Note 2 to the financial statements appearing elsewhere in our Annual Report on Form 10-K for the period ended December 31, 2013. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates.

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

Recently issued accounting pronouncements

ASC Topic 830, Foreign "Currency Matters"

Effective January 1, 2014, the Group adopted Accounting Standards Update 2013-5, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-5").

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

For public companies, the amendments in this Update became effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted.

The adoption of the standard did not have a material impact on the Company’s consolidated results of operations and financial condition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Total Net Sales: Total Net Sales decreased $26,434 or 18% to $122,082 in the 3 months ended March 31, 2014 from $148,516 for the 3 months ended March 31, 2013. The decrease is due to earlier than usual end of the citrus fruits season, less orders received from Israeli customers and absence of sales outside of Israel.

R&D Expenses: Total net R&D Expenses for the 3 month ended March 31, 2014 of $178,784 decreased $4,276 or 2% from $183,060 for the 3 months ended March 31, 2013, due to decrease in cost of materials in the amount of $13,251 driven by decrease in sales (and materials utilized therein), and decrease in travel and other expenses in the amount of $10,358, partially balanced by increase in cost of labor and professional services in the amount of $19,333.

General and Administrative Expenses: General and administrative expenses increased by $57,539 or 355% in the 3 months ended March 31, 2014 to $73,765 from $16,226 in the 3 months ended March 31, 2013 due to increase in professional fee expenses due to reduced allowance for professional fees in the first quarter of 2013, and from the other hand efforts to raise funds in the first quarter of 2014.

Loss from Operations: Loss from operations for the 3 months ended March 31, 2014 of $130,467 was up $79,697  or 157% from the loss from operations in the 3 months ended March 31, 2013 of $50,770 as a result of decrease in sales ($26,434) and increase in G&A expenses ($57,539), partially balanced by decrease in R&D expenses ($4,276).

Financing Expenses: Total financing expenses for the 3 months ended March 31, 2014 amounted to $10,076, which was $7,109 lower than our financing expenses of $17,185 in the 3 months ended March 31, 2013. This was mostly a result of decrease in convertible loans interest.

Net Loss: Net loss of $138,788 in the 3 months ended March 31, 2014 was $68,803 or 98% higher than the net loss in the 3 months ended March 31, 2013 of $69,985 due to decrease in sales ($26,434), increase in G&A expenses ($57,539), partially balanced by decrease in R&D expenses of $4,276, and decrease in financing and foreign currency translation adjustments expenses of $10,894.

Liquidity and Capital Resources

As of March 31, 2014, we had liabilities of $1,142,298 ($1,107,365 as of December 31, 2013), including usage of short term loans and credit lines of $46,374 ($43,312 as of December 31, 2013), $308,838 ($303,266 as of December 31, 2013) of Convertible Bonds, $348,386 ($387,462 as of December 31, 2013) of third party liabilities, and $485,074 ($416,637 as of December 31, 2013) was due to related parties. The amounts due to related parties are for consulting services and salaries.

As of March 31, 2014 we used our credit lines in the sum of $3,357 and have $0 in cash. As of May 1, 2014 we had unused credit lines in the sum of $12,598 and cash on hand in the net amount of $5,517. Our shortage in available cash flow led us to a delay in interest payments on our convertible preferred stock and payments for certain service providers; these payments will be delayed until additional funds are secured. Our executive officers have also agreed to a postponement of salary payments aggregating approximately $22,500 per month. Payments to our executive officers have been postponed since September 2012 in aggregating monthly amount of $12,500, which increased starting April 2013 to $22,500.

Currently our net burn rate is approximately $30,000 (plus salary payments postponement of additional $25,000) per month. Our management is utilizing best efforts to reduce our burn rate and minimize Company expenses.

We will need additional funding of $800,000 through December 31, 2014 (including payments of postponed salaries).

On January 3, 2014 we filed an S-1 Registration Statement with the Securities and Exchange Commission in connection with a best-efforts offering of up to $5,000,000 of Common Stock and Common Stock Class A Warrants, led by Sandlapper Securities as placement agent. Following certain queries raised by the Securities and Exchange Commission the Company is working on the amendments to be introduced to the Registration Statement and intends to file S-1/A Registration Statement with the Securities and Exchange Commission in a near future. To the extent we raise capital pursuant to such offering, a portion of such capital would be used towards general working capital as more fully described in the use of proceeds section of the registration statement. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy the securities, nor shall there by any sale of these securities in any jurisdiction in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Any offer of the securities will be solely by means of the prospectus included in the registration statement and one or more prospectus supplements that will be issued at the time of the offering.

The Company has sustained operating losses and its cash needs extend beyond its current resources. In addition, the Company does not have a reliable consistent source of future funding. These factors create an uncertainty about the Company’s ability to continue as a going concern. Moreover, the Company’s auditors report expresses substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to raise additional funds necessary to implement our business plan by means of public offering as specified hereinabove. There are no assurances that such additional funds will be obtained by means of public offering.

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

Net Cash Used in Operating Activities for the three months period ended March 31, 2014 and March 31, 2013

Net cash provided (used) in operating activities, generated from continuing operations was $6,074 and ($64,855) for the three months period ended March 31, 2014 and 2013, respectively. Net cash used in operating activities primarily reflects the net loss (not including foreign currency translation adjustments) for those periods of $140,543 and $67,955 respectively, which was reduced in part by non-cash stock-based compensation of ($7,414) and ($15,907), respectively, interest expenses on convertible bonds ($5,547) and ($3,200) respectively, and decreased by cash provided due to the adjustment to the net loss and changes in operating assets and liabilities in the amounts of $133,656 and increased ($16,007), respectively.

Net Cash Used in Investing Activities for the three months periods ended March 31, 2014 and March 31, 2013

Net cash used in investing activities was $11,901, and $19,899 for the three month period ended March 31, 2014 and 2013, respectively, and was used primarily to purchase equipment (such as computers, R&D and office equipment) ($10,999), and by increase in fund deposits in respect of employees rights upon retirement ($902).

Net Cash Used in Financing Activities for the three months periods ended March 31, 2014 and March 31, 2013

Net cash provided by financing activities was $3,255, and $54,359 for the three month period ended March 31, 2014 and 2013, respectively, which is primarily attributable to credit line usage in the amount of $3,255 and $54,359 respectively.

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

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of March 31, 2014.

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

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by COSO, our management has concluded that our company has a material weakness in internal control over financial reporting as of March 31, 2014. The weakness exists with regard to segregation of duties, i.e. one employee does the accounting, accounts payable and banking transactions. Additionally, the Company does not have an audit committee to oversee the financial reporting and disclosure process. As a result, our internal controls were not effective at March 31, 2014.

Evaluation of the Company’s Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, as of March 31, 2014, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

In 2012 Pimi Israel opposed an application for a patent, filed by a third party with the Israeli Patent Authority which might interfere with the use of our products when used in certain temperatures. In this opposition Pimi Israel argued that the third party’s patent application lacks novelty and is devoid of inventive step, and also stated the inequitable conduct from the third party’s side while hindering prior art from the IPA examiners. Following certain IPA procedures the third party has filed an amendment for its application, narrowing the requested patent coverage. Pimi Israel has filed its amended pleading prior in April 2014.

In addition, Mehadrin, one of our major clients, has recently alleged incurring certain damages, amounting to approximately $100,000, as a result of the unsuitability between the wax material implemented by Mehadrin and our products. However, based on the information and documentation in our possession, we believe that our products were implemented by Mehadrin not in compliance with our application protocol provided to Mehadrin. We have referred an appropriate request to our insurer regarding a possible insurance claim under our product liability policy, and are currently reviewing this matter further. However, our management believes, considering the effect of the insurance in place, that the effect of these claims, if any, will not be significant.

ITEM 1A. Risk Factors

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes from the risk factors during the three months ended March 31, 2014.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

In May 2013, the Company issued convertible notes totaling approximately $94,000 to finance its short-term operations. The loans bear interest of 10% and were issued to seven (7) of Pimi's shareholders, including two controlling shareholders (Alon Carmel; and Omdan Consulting and Instructing Ltd., a company owned by Mr. Eitan Shmueli and his wife Mrs. Vivy Shmueli). Each note is secured by Pimi Israel’s guarantee and a pledge on Pimi Israel’s patents in Israel and the U.S. The notes are repayable on the earlier to occur of: (i) a raise of $1 million financing or (ii) 6 months following the effective date. Each lender is entitled to convert the unpaid principal and the interest accrued into shares of the Company's common stock, at a conversion price of $1.00 per share. In addition, for each dollar, each lender received a two years warrant to purchase a share of the Company's common stock, at an exercise price of $1.00 per share. Further on, the Company and the lenders agreed on extension of the said loans and the interest accrued thereon for additional 6 months. As of the date of this report, the Company has agreed with the holders of approximately $30,000 principal of convertible notes on extension of the said loans and the interest accrued thereon until November 2014 and negotiates such extension with other holders.

On May 13, 2014, Mr. Ami Sivan resigned as Chief Executive Officer of the Company. Mr. Sivan resigned from his office for personal reasons. On May 13, 2014, following a meeting of the Board of Directors of the Company, Mr. Nimrod Ben Yehuda, who also serves as the Company’s Chief Technology Officer and a member of the Board, was elected to the office of Chief Executive Officer, effective immediately

ITEM 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (1)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (1)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (1)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (1)

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of May 2014.

PIMI AGRO CLEANTECH, INC.

By:	/s/ Nimrod Ben Yehuda
Nimrod Ben Yehuda
Chief Executive Officer
Principal Executive Officer

By:	/s/ Avi Lifshitz
Avi Lifshitz
Chief Financial Officer
Principal Accounting and Financial Officer

-25-